Form 10KSB
period 2007-12-31
EASTGATE ACQUISITIONS CORP
filed 2008-04-08
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 000-52886

EASTGATE ACQUISITIONS CORPORATION

(Name of small business issuer in its charter)

Nevada	87-0639378
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19 East 200 South, Suite 1080, Salt Lake City, Utah 84111

(Address of principal executive offices) (Zip Code)

Issuer's telephone no.: (801) 322-3401

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]      No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2008

Common Stock, Par Value
$0.0001 par value	1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Disclosure Format.	Yes [ ]	No [ X ]

EASTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	9

Item 3.	Legal Proceedings	9

Item 4.	Submission of Matter to a Vote of Security Holders	9

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	9

Item 6.	Management's Discussion and Analysis or Plan of Operation	11

Item 7.	Financial Statements	14

Item 8.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	14

Item 8A(T).	Controls and Procedures	14

Item 8B	Other Information	15

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act	15

Item 10.	Executive Compensation	19

Item 11.	Security Ownership of Certain Beneficial Owners and Management	19

Item 12.	Certain Relationships and Related Transactions and Director Independence	20

Item 13.	Exhibits	20

Item 14.	Principal Accountant Fees and Services	20

Signatures	22

PART I

Item 1.	Description of Business

Business Development

History

Eastgate Acquisitions Corporation was organized on September 8, 1999 under the laws of the State of Nevada. We are a development stage company currently engaged in investigating prospective business opportunities with the intent to acquire or merge with one or businesses. On November 30, 1999, we filed with the SEC a registration statement on Form SB-2 under the Securities Act of 1933 to register our outstanding shares. The registration statement was subsequently abandoned.

In March 2002, we changed our corporate name to Talavera’s Fine Furniture in anticipation of making an acquisition. However, the acquisition was never finalized and in November 2006, we changed our name back to Eastgate Acquisitions. In October 2007, the name was changed to Eastgate Acquisitions Corporation.

Management has broad discretion in its search for and negotiations with any potential business or business opportunity. In certain instances, a target company may desire to become our subsidiary or contribute assets rather than merge. No assurance can be given that we will be successful in locating or negotiating with any target company.

Any target acquisition or merger candidate will become subject to the same reporting requirements as us following finalization of an acquisition or merger. Thus, in the event of a successful acquisition or merger, the acquired business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, from the period of inception. This could limit our potential business opportunities due to the fact that many private businesses either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

Our principal executive offices are located at 19 East 200 South, Suite #1080, Salt Lake City, Utah 84111 and our telephone number is (801) 322-3401.

Current Business Activities

We have a limited operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. There can be no assurance that we will have the ability to acquire or merge with a business opportunity that will be of material value.

Management plans to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities. We have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business we may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers, directors, stockholders, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of a lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us that will accept their compensation only after we finalize a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

If we engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated at the close of a business consolidation.

We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once we identify a potential acquisition or merger candidate, management will determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital, we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating potential business opportunities, management will consider, to the extent relevant to the specific situation, several factors including:

●	potential benefits to the company and stockholders;
●	working capital;
●	financial requirements and availability of additional financing;
●	history of operation, if any;
●	nature of present and expected competition;
●	quality and experience of management;
●	need for further research, development or exploration;
●	potential for growth and expansion;
●	potential for profits; and
●	other factors deemed relevant to the specific opportunity.

Because we have not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the parties’ management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we presently do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only nominal assets and a limited operating history, in the event we successfully acquire or merge with an operating business, current stockholders most likely will experience substantial dilution. It is also probable that we will experience a change in control. The owners of a business that we acquire or merge with will most likely gain effectively control of our company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, we may have to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers, current stockholders, directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations.

Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates to raise funds.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential target. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our articles of incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders or that stockholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by management, the business opportunity and finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s possible fiduciary duty or violate the doctrine of corporate opportunity.

We believe that it is highly unlikely that we will acquire or merge with a business in which management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

Management anticipates that prior to consummating any acquisition or merger, if required by relevant state laws and regulations, we will seek to have the transaction ratified by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by board of directors approval without stockholder ratification. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the board will have discretion to consummate the transaction by written consent if it is determined to be in the company’s best interest to do so. Regardless of whether an acquisition or merger is ratified by board action alone, by written consent or by holding a stockholders' meeting, we will provide stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

Under Nevada corporate laws, our stockholders may be entitled to assert dissenters’ rights in the event of a merger of acquisition. Stockholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which we are a party, if approval by the stockholders is required under applicable Nevada law. Also, stockholders will be entitled to dissenters’ rights if we enter into a share exchange and our shares are to be acquired. A stockholder entitled to assert dissenter’s rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or the company. A dissenting stockholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, we must give notice to all stockholders who delivered their written notice of dissent.

Competition

Because no potential acquisition or merger candidate has been identified, we cannot evaluate the type and extent of future competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search and, due to a lack of funds, it may be difficult to successfully compete with these other companies.

Employees

As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

We currently use as our principal place of business the business office of our President and director, Geoff Williams, in Salt Lake City, Utah. Although we have no written agreement and currently pay no rent for the use of the facilities, it is contemplated that at such future time as we acquire or merge with an operating business, we will secure commercial office space from which we will conduct business. However, until such time as we complete an acquisition or merger, the type of business in which we will be engaged and the type of office and other facilities that will be required is unknown. We have no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB for a report of our operating history for the past two fiscal years.

Risk Factors Related to Our Business

We will be subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, our present and proposed business operations are highly speculative and subject to the same types of risks inherent in any new or unproven venture, including the types of risk factors outlined below.

We have no assets and no source of revenue

We currently have no assets and have had no revenues since inception. It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce material revenues for us or our stockholders or that any such business will operate on a profitable basis.

Our auditors have expressed a going concern opinion

Our independent auditors discuss in their report significant doubt regarding our ability to continue as a going concern. They include a statement in the notes to our financial statements as follows:

“In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Accordingly, if we are not able to secure necessary funding or acquire an operating business , we may not be able to continue as a going concern and our shareholders could lose their entire investment. You are encouraged to read note 2 to financial statements included herewith.

Discretionary use of proceeds

We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of any business, assets, property. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow us to achieve our business objectives.

No substantive disclosure relating to prospective acquisitions

Because we have not yet identified any specific industry, assets or business that we may seek, nor have we finalized any acquisition or merger, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

Scarcity of and competition for business opportunities.

We are and will continue to be an insignificant participant in the business of seeking mergers with and/or acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in successfully identifying possible business opportunities and successfully completing a business combination. Moreover, we will compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction — no standards for business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the we will be successful in identifying and evaluating suitable business opportunities or in consummating a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Reporting requirements may delay or preclude an acquisition.

The Securities Exchange Act of 1934 requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired covering the two most recent fiscal years. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition. Acquisition prospects that do not have, or are unable to obtain, the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Future acquisition or merger may result in substantial dilution

We are currently authorized to issued 20 million shares of common stock, of which 1.5 million shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current stockholders.

Management devotes only minimal time to our business

Presently, our directors have other full time obligations and devote only such time to our business as necessary to maintain our viability. Because of management’s other time commitments and the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

Effective voting control held by directors

Our directors own in the aggregate approximately 40% of our outstanding voting securities and two principal stockholders own approximately 58.9%. No other stockholder owns in excess of 5%. Accordingly, our current directors and two principal stockholders will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

No public market for our common stock

There is currently no market for our shares and there can be no assurance that any such market will ever develop or be maintained. We anticipate that during the next 12 months, we will make an application to have our shares included on the OTC Bulletin Board. Any trading market that ultimately develops will most likely be volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCBB. Therefore, to be eligible for the OTCBB we must keep current in our filing obligations with the SEC, including filing periodic and annual reports and the financial statements required thereby.

As a reporting company under the Exchange Act, we incur significant expenses in complying with SEC reporting requirements.

Pursuant to the regulations under the Exchange Act, we incur significant legal, accounting and other expenses to comply with certain SEC requirements, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations require us to include this assessment and attestation in our annual report on Form 10-KSB commencing with the annual report for our fiscal year ending December 31, 2008.

Management must invest significant time and energy to stay current with the requisite reporting responsibilities of the Exchange Act, which will limit their time they can apply to other tasks associated with business operations. It is possible that the burden and expense of complying with Exchange Act reporting requirements will cause us to fail in our search to acquire an operating business, which would result in the potential loss to those investors that hold our stock.

Management estimates that compliance with the Exchange Act reporting requirements will cost in excess of $25,000 annually. This is in addition to other cost of doing business. It is important that we maintain adequate cash flow, not only to operate our business, but also to pay the legal and accounting costs associated with reporting requirements. If we fail to pay these costs as incurred, we could become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market, if a market should develop. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Lack of Market Research or Marketing Organization.

We have not conducted, nor have others made available to us, market research indicating that demand exists for our intended business. Even in the event demand exists for a merger or acquisition of the type we contemplate, there is no assurance we will be successful in completing any such business combination.

Lack of Diversification.

Our business, even if successful, will in all likelihood result in making only one acquisition or business combination. Consequently, our activities will be limited to those engaged in by the acquired business entity. Our inability to diversify economic fluctuations within a particular business or industry could ultimately increase the risks associated with our business.

Item 2.	Description of Property

We do not presently own any property.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which our company, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

There is not currently, nor has there ever been, a public trading market for our common stock. As of the date hereof there are approximately 37 stockholders of record of our common stock. We intend to request a broker/dealer to make an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTC Bulletin Board be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors are subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

All of our outstanding common shares were issued in private transactions and not registered with the SEC and, when issued, were deemed restricted securities. Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

?    the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

?   at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Following a successful acquisition of an operating business, we intend to file with the SEC a report that will include comprehensive information that reflects that we are no longer a shell company. Accordingly, stockholders would be able to avail themselves to Rule 144 one year after the report is filed.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

We are considered a development stage company with no assets and/or capital and no material operations or income. Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

We have not reported any revenues since inception and incurred a net loss of $9,681 for the year ended December 31, 2007, compared to a loss of $5,555 for the year ended December 31, 2006. We have also reported a cumulative net loss of $19,156 since inception through December 31, 2007. The increased loss for 2007 is attributed primarily to professional expenses for accounting and legal fees, general and administration expenses.

Liquidity and Capital Resources

Expenses incurred during 2006 and 2007 were paid by a stockholder. At December 31, 2007, we had current liabilities of $10,956 compared to $6,775 at December 31, 2006. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Plan of Operation

During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because we lack funds, it may be necessary for officers, directors or stockholders to advance funds and we will accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If we need to raise capital, most likely the only method available would be the private sale of securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

Net Operating Loss

We have accumulated approximately $11,456 of net operating loss carryforwards as of December 31, 2007. This loss carry forward may be offset against future taxable income through the year 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.  157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN  48”), “Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No.  109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings, or the amortization and impairment requirements of Statement No. 140. Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value, eliminates the necessity for entities that manage risks inherent in servicing assets and servicing liabilities with derivatives, to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Forward Looking and Cautionary Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;
●	uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;
●	volatility of the stock market, particularly within the technology sector; and
●	general economic conditions.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 7.	Financial Statements

Financial statements for the fiscal years ended December 31, 2007 and 2006 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This Item is not applicable.

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our chief executive officer and principal accounting officer concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors are as follows:

Name	Age	Position
Geoff Williams	35	President, CEO and Director
Nancy Ah Chong	37	Secretary / Treasurer and Director

___________________________

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee thereof. However, directors may defer their expenses and/or take payment in shares of our common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board. We do not have any standing committees.

No director, officer, affiliate or promoter of our company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Directors currently devote only such time to company affairs as needed. The time devoted could amount to as little as 1% of the time they devote to their own business affairs, or if business conditions ultimately warrant, they could possibly elect to devote their full time to our business. Presently, there are no other persons whose activities are material to our operations.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Geoff Williams. Mr. Williams has served as a director and President of our company since its inception in September 1999. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

Mr. Williams has been an executive officer, director and/or principal stockholder (10%) within the last three years of the following public companies:

●	Big Flash Corporation, n.k.a. Intelgenx Technologies Corporation (Secretary, director and principal stockholder from 1999 to April 28, 2006);
●	Bull Trout Lake, Inc. (President and director since July 2005 to present);
●	Calypso Media Services Group, Inc. (f.k.a. Calypso Financial Services, Inc.) (Secretary, director and principal stockholder from 1999 to December 2007);

●	Cathay International Holdings, Inc., n.k.a. Cyber Operations, Inc. (director and Secretary /

Treasurer from April 12, 2002 to September 2005 – President from September, 2005 to January

8, 2007);

●	Cementitious Materials, Inc., (f.k.a. Ocean Express Lines, Inc.) n.k.a. NaturalNano Holdings, Inc.

(Director and President from February 2000 to February 2003 – Director and Secretary/Treasurer

from October 2004 to November 2005 – principal stockholder until November 2005);

●	Consolidated Travel Systems, Inc., n.k.a. Knobias, Inc. (Director from August 1999 and

President from February 2001 to November 2004);

●	Green Mountain Merger, Inc. (President and director since July 2005);
●	Grant Ventures, Inc. n.k.a., Grant Life Sciences, Inc. (Secretary and director from July 2001 to

July 2004);

●	Green Mt. Labs., Inc., n.k.a. Hydrogen Engine Center, Inc. (director from August 2002, and

President from April 2004 to August 2005);

●	Hazelwood Ventures, Inc., n.k.a. Monarch Molybdenum & Resources, Inc. (director since

October 2003 and President since May 2006)

●	Interstate Development, n.k.a. Pro-Tect, Inc. (President and director since April 2002);
●	RAKO Capital Corporation (President and director from February 2001 to December 2002);
●	Silver River Ventures, Inc., n.k.a BioForce Nanosciences Holdings, Inc. (President and director from September 2004 to December 2005); and

●	Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

The current status of each of these companies is set forth below:

Name of Company	Date of Registration	Status

Big Flash Corporation	11-16-1999 (SB-2)	Active and current with SEC
(n.k.a. Intelgenx Technologies Corp.)7-28-2000 (10-SB)	Acquired Intelgenx Corp. on April 28, 2006 Traded on OTCBB (“IGXT”)

Bull Trout Lake, Inc.	None	Seeking merger and/or acquisition Traded on “Pink Sheets” (“BTLK”)

Calypso Media Services Group, Inc.	11-17-1999 (SB-2)	Active and current with SEC
(f.k.a. Calypso Financial Servicies, Inc. 7-31-2000 (10-SB)	Acquired Media Depot, Inc. on December 31, 2007 Not trading

Cathay International Holdings, Inc.	None	Active
(n.k.a. Cyber Operations, Inc.	Acquired Cyber Operations, LLC on January 8, 2007 Traded on “Pink Sheets” (“CYPJ”)

Cementitious Materials, Inc.	7-3-2002 (10-SB)	Active and current with SEC
(f.k.a. Ocean Express Lines, Inc.)	Acquired Cementitious Materials
(n.k.a. NaturalNano Holdings, Inc.)	Technologies, Inc. in November 2003
(rescinded in 2004)
Acquired NaturalNano, Inc. in
November 2005
Traded on OTCBB (“NNAN”)

Consolidated Travel Systems, Inc.	11-9-2001(10-SB)	Active and current with SEC
(n.k.a. Knobias, Inc.)	Completed merger with Knobias Holdings, Inc. on November 4, 2004 Traded on OTCBB (“KNBS”)

GMMT, Inc.	None	Seeking merger and/or acquisition Application to “Pink Sheets” pending

Grant Ventures, Inc.	12-20-2002 (10-SB)	Active and current with SEC
(n.k.a. Grant Life Sciences, Inc.)	Completed merger with Impact Diagnostics, Inc. in July 2004 Traded on OTCBB (“GLIF”)

Green Mountain Merger, Inc.	None	Seeking merger and/or acquisition Traded on “Pink Sheets” (“GMTU”)

Green Mt. Labs., Inc.	1-8-2004 (10-SB)	Active and current with SEC
(n.k.a. Hydrogen Engine Center, Inc.)	Acquired Hydrogen Engine Center, Inc. in August 2005 Traded on OTCBB (“HYEG”)

Hazelwood Ventures, Inc.	None	Seeking merger and/or Acquisition
( n.k.a. Monarch Molybdenum & Resources, Inc.)	Traded on “Pink Sheets” (“MMRO”)

Interstate Development, Inc.	None	Seeking merger and/or Acquisition
(n.k.a. Pro-Tect, Inc.)	Traded on “Pink Sheets” (“PRTT”)

RAKO Capital Corporation	7-16-1998 (10-SB)	Currently delinquent in filings with SEC Acquired Centra Industries, Inc. in January 2003, a telecommunica-tions infrastructure company Formerly traded on OTCBB and now on Pink Sheets (“RKOC”)

Silver River Ventures, Inc.	12-13-2005 (10-SB)	Active and current with SEC
(n.k.a. BioForce Nanosciences Holdings, Inc.)	Acquired BioForce Nanosciences, Inc. on February 24, 2006 Traded on OTCBB (“BFNH”)

Westgate Acquisitions Corp.	11-30-1999 (SB-2)	Registration not effective Seeking merger and/or acquisition Not Trading

Nancy Ah Chong. Ms. Ah Chong became a director and Secretary of our company in September 2006. From August 2004 to the present, she has been an office manager for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004. She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001. From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines, Inc. in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant. Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska.

Ms. Ah Chong has been an executive officer, director and/or principal stockholder (10%) within the last three years of the following public companies:

●	Bull Trout Lake, Inc. (Secretary and director since October 2005);
●	Cathay International Holdings, Inc., n,k,a, Cyber Operations, Inc. (Secretary from May 2006 to January 8, 2007;
●	Green Mountain Merger, Inc. (Secretary and Director since October 2005;
●	Hazelwood Ventures, Inc., n.k.a. Monarch Molybdenum & Resources, Inc. (Secretary and director since October 2005);
●	Interstate Development, Inc., n.k.a. Pro-Tect, Inc. (Secretary and director since March 2005);
●	Silver River Ventures, Inc., n.k.a BioForce Nanosciences Holdings, Inc. (Secretary and director from August 2005 to February 2006); and
●	Westgate Acquisitions Corp. (Treasurer and director from September 2006 to the present).

The current status of each of these companies is set forth below:

Name of Company	Date of Registration	Status

Bull Trout Lake, Inc.	None	Seeking merger and/or acquisition

Traded on “Pink Sheets” (“BTLK”)

Cathay International Holdings, Inc.	None	Active
(n.k.a. Cyber Operations, Inc.	Acquired Cyber Operations, LLC on January 8, 2007

Traded on “Pink Sheets” (“CYPJ”)

GMMT, Inc.	None	Seeking merger and/or acquisition

Application to “Pink Sheets” pending

Green Mountain Merger, Inc.	None	Seeking merger and/or acquisition

Traded on “Pink Sheets” (“GMTU”)

Hazelwood Ventures, Inc.	None	Seeking merger and/or acquisition
( n.k.a. Monarch Molybdenum & Resources, Inc.)	Traded on “Pink Sheets” (“MMRO”)

Interstate Development, Inc.	None	Seeking merger and/or acquisition
(n.k.a. Pro-Tect, Inc.)	Traded on “Pink Sheets” (“PRTT”)

Silver River Ventures, Inc.	12-13-2005 (10-SB)	Active and current with SEC - acquired
(n.k.a. BioForce Nanosciences Holdings, Inc.)	BioForce Nanosciences, Inc. on February 24, 2006
Traded on OTCBB (“BFNH”)

Westgate Acquisitions Corp.	11-30-1999 (SB-2)	Registration not effective

Seeking merger and/or acquisition

Not trading

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2007.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 10.	Executive Compensation

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2007 and 2006. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best of our knowledge, as of March 31, 2008, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Geoff Williams *	600,000	40.0%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111
Nancy Ah Chong	0	0.0%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111

5% Stockholders
Edward F. Cowle *	600,000	40.0%
20 West 64th Street
New York, NY 10023
H. Deworth Williams	284,200	18.9%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111
All directors and officers	600,000	40.0%
a group (2 persons)

*	Director and/or executive officer
Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 1,500,000 shares of common stock outstanding on March 31, 2008.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

There have been no material transactions during the past two fiscal years between our company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

Our officers and directors are subject to the doctrine of corporate opportunities, only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our corporate minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the board of directors and made available to us. In the event the board rejects an opportunity so presented and only in that event, any officer or director may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of our company. There can be no assurance, however, that these efforts will be successful.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by management, the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the stockholders or a disinterested board of directors. See Item 1 “Description of Business - Form of Potential Acquisition or Merger” above.

None of our directors are deemed to be independent directors. We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 13.	Exhibits

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Certificate of Incorporation
3.2*	By-Laws
4.1*	Instrument defining rights of stockholders (See Exhibit No. 3.1, Certificate of Incorporation)
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*	Previously filed as an Exhibit to the Form 10-SB filed November 2, 2007.

Item 14.	Principal Accountant Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the year ended December 31, 2007 was $4,500. We were not subject to the reporting requirements of the SEC prior to November 2007.

Audit Related Fees

For the year ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2007 and 2006, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastgate Acquisitions Corporation

By:	/S/	GEOFF WILLIAMS	Geoff Williams
President and C.E.O.

Dated:	April 7, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 7, 2008
/S/ GEOFF WILLIAMS	President, C.E.O. and director
Geoff Williams	(Principal Accounting Officer)

April 7, 2008
/S/ NANCY AH CHONG	Secretary and Director
Nancy Ah Chong

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-8

Notes to the Financial Statements	F-9

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eastgate Acquisitions Corp

( A Development Stage Company)

We have audited the accompanying balance sheets of Eastgate Acquisitions Corp (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and from inception on July 27, 1999 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Acquisitions Corp (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and from inception on July 27, 1999 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s has no established source of revenue, this raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

February 13, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$5,325
Payable - related party	10,956	1,450

Total Current Liabilities	10,956	6,775

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	8,185	2,685
Deficit accumulated during the development stage	(19,156)	(9,475)

Total Stockholders' Equity (Deficit)	(10,956)	(6,775)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.
F-4

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			July 27,
	For the Year Ended		1999 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	9,372	5,555	18,847

Total Expenses	9,372	5,555	18,847

LOSS FROM OPERATIONS	(9,372)	(5,555)	(18,847)

OTHER EXPENSES

Interest expense	(309)	-	(309)

Total Other Expenses	(309)	-	(309)

NET LOSS	$(9,681)	$(5,555)	$(19,156)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements
F-5

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on July 27, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on July 27, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,555)	(5,555)

Balance, December 31, 2006	1,500,000	15	2,685	(9,475)	(6,775)

Services contributed by shareholders	-	-	5,500	-	5,500

Net loss for the year ended
December 31, 2007	-	-	-	(9,681)	(9,681)

Balance, December 31, 2007	1,500,000	$15	$8,185	$(19,156)	$(10,956)

The accompanying notes are an integral part of these financial statements.
F-6

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			July 27,
	For the Year Ended		1999 Through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(9,681)	$(5,555)	$(19,156)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	5,500	1,700	7,700
Changes in operating assets and liabilities:
Change in accounts payable	(5,325)	2,405	-

Net Cash Used by
Operating Activities	(9,506)	(1,450)	(11,456)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	500
Increase in note payable - related party	9,506	1,450	10,956

Net Cash Provided by
Financing Activities	9,506	1,450	11,456

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
F-7

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Business and Organization

Eastgate Acquisitions Corporation (The Company) was organized on July 27, 1999, under the laws of the State of Delaware. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

c.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Years Ended
December 31,
2007	2006
----------------	----------------

Loss (numerator)	$(9,681)	$(5,555)
Shares (denominator)	1,500,000	1,500,000
---------------	------------------

Per share amount	$(0.01)	$(0.00)

=========	===========

Eastgate

d.	Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

2007	2006
----------------	-----------------
Deferred tax assets:
NOL carryover	$4,468	$2,837
Valuation allowance	(4,468)	(2,837)
----------------	-----------------
Net deferred tax asset	$ --	$ --
=========	==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

2007	2006
----------------	-----------------

Book Income	$(3,776)	$(2,166)
Contributed services	2,145	663
Valuation allowance	1,631	1,503
----------------	-----------------
$ --	$ --
========	==========

At December 31, 2007, the Company had net operating loss carryforwards of approximately $11,456 that may be offset against future taxable income through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

e. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Newly Issued Accounting Pronouncements (Continued)

adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

NOTE 2 -	GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company’s expenses are paid by its majority shareholder. The Company accrues interest on the amount payable to the shareholder at 10% per annum. The liability of $10,956 is unsecured and due upon demand.