Form 10-Q/A
period 2008-03-31
EASTGATE ACQUISITIONS CORP
filed 2008-05-07
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A*

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

*NOTE: This amendment is filed to correct the date of inception on page 3 from July 27, 1999 to September 8, 1999.

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

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at March 31, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2008 and 2007 and the period from September 8, 1999 (date of inception) to March 31, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

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