Form 10-K
period 2009-12-31
EASTGATE ACQUISITIONS CORP
filed 2010-05-11
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-52886

EASTGATE ACQUISITIONS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

175 South Main Street, Suite 740, Salt Lake City, Utah 84111

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(801) 322-3401

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                                     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                Yes ☐   No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                   Yes ☒   No ☐

     Incicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒   No☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of May 5, 2010 was 1,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

EASTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	6

Item 2.	Properties	6

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matter to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	7

Item 6.	Selected Financial Data	9

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 8.	Financial Statements and Supplementary Data	11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure	11

Item 9A(T).	Controls and Procedures	12

Item 9B	Other Information	13

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	13

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	15

Item 13.	Certain Relationships and Related Transactions and Director Independence	15

Item 14.	Principal Accounting Fees and Services	16

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	17

Signatures	29

PART I

Item 1.	Business.

Business Development

History

Eastgate Acquisitions Corporation, a Nevada corporation organized on September 8, 1999, is a development stage company currently engaged in investigating prospective business opportunities with the intent to acquire or merge with one or morebusinesses. In March 2002, we changed our corporate name to Talavera’s Fine Furniture in anticipation of making an acquisition. However, the acquisition was not finalized and in November 2006, we changed our name back to Eastgate Acquisitions. In October 2007, the name was changed to Eastgate Acquisitions Corporation.

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

Our principal executive offices are located at 175 South Main Street, Suite #740, Salt Lake City, Utah 84111 and our telephone number is (801) 322-3401.

Current Business Activities

We have a limited operating history and make no representation, nor is any intended, that we will be able to successfully carry on future business activities. There can be no assurance that we will have the ability to acquire or merge with a business opportunity that will be of material value.

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

Sources of Business Opportunities

Management employs various resources in its search for potential business opportunities including, but not limited to, officers, directors, stockholders, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because we lack adequate capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely rely on outside sources, not otherwise associated with us that will accept their compensation only after we finalize a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

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

We do limit our search to any specific kind of business or industry. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential business venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

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

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the parties’ management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we presently do not intend to participate in an opportunity through the purchase of a minority stock position.

Because limited operating history and capital, in the event we successfully acquire or merge with an operating business, current stockholders most likely will experience substantial dilution. It is also probable that we will experience a change in control. The owners of a business that we acquire or merge with will most likely gain effectively control of our company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

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

We believe that it is highly unlikely that we will acquire or merge with a business in which our present management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

Prior to consummating an acquisition or merger, if required by relevant state laws and regulations, we will seek stockholders approval in the appropriate manner. Certain types of transactions may be entered into solely by board of directors approval without stockholder ratification. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an transaction, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the board will have discretion to consummate the transaction by written consent. Regardless of whether an acquisition or merger is ratified by board action alone, by written consent or by holding a stockholders' meeting, we will provide stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

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

Competition

Because we have not identified a prospective acquisition or merger candidate, we cannot evaluate the type and extent of future competition. There are several other public companies that are also searching for operating businesses as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search and, due to a lack of capital, it may be difficult to successfully compete with these companies.

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

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently, nor has there ever been, a public trading market for our common stock. As of the date hereof, there are approximately 37 stockholders of record of our common stock. We anticipate that in the future we will request a broker/dealer to make an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board (“OTCBB”). The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

Inclusion on the OTCBB will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTCBB be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTCBB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTCBB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTCBB or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

Rule 144

All of our outstanding common shares were issued in private transactions and not registered with the SEC and, when issued, were deemed restricted securities. Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non-restricted (control) shares. Rule 144 was amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

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

Following a successful acquisition of an operating business, we would anticipate filing with the SEC a report that will include comprehensive information that reflects that we are no longer a shell company.

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

We are a development stage company with no assets and/or capital and limited operations. Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party. It is anticipated that we will require only minimal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

We have not reported any revenues since inception and incurred a net loss of $23,649 for the year ended December 31, 2009, compared to a loss of $24,309 for the year ended December 31, 2008. We have also reported a cumulative net loss of $67,114 since inception through December 31, 2009. The decrease in net loss for 2009 is attributed primarily to a decrease in professional expenses for accounting and legal fees since filing our registration statement with the SEC in 2008. The net loss in 2009 is due to expenses related to ongoing professional fees in connection with making requisite periodic filings with the SEC.

Liquidity and Capital Resources

Expenses incurred during 2009 and 2008 have been paid for by a stockholder. At December 31, 2009, we had current liabilities of $46,914 compared to $29,265 at December 31, 2008. The increase at December 31, 2009 is attributed to the $14,813 increase in note payable - related party due to payments of expenses by a stockholder and the $3,895 increase in accrued interest.  The increase was partially offset by the decrease in accounts payable from $4,059 in 2008 to $3,000 in 2009. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

Because we lack sufficient funds, it may be necessary for officers, directors or stockholders to advance funds and we will accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $47,414 at of December 31, 2009. This loss carry forward may be offset against future taxable income through the year 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on our financial statements as of December 31, 2009.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. We implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards. We do not expect the adoption of FAS 168 to have an impact on results of operations, financial condition or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2009 and 2008 have been examined to the extent indicated in their reports by Pritchett, Siler & Hardy, P.C., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants. None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http://www[dot]pcaobus[dot]org.

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On November 9, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors. We initially retained Seale and Beers on August 7, 2009, but the firm did not performed any auditing or accounting services nor has it issued any audit or other reports on our financial statements. Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On October 14, 2009, we engaged Pritchett, Siler & Hardy, P.C. as our new independent certifying accountants. Our board of directors unanimously approved the engagement of Pritchett, Siler & Hardy. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Pritchett, Siler & Hardy regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On April 22, 2010, we dismissed Pritchett, Siler & Hardy, P.C. as our independent certifying accountants pursuant to the unanimous consent of our board of directors. We initially retained Seale and Beers on October 14, 2009. Since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Pritchett, Siler & Hardy’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On April 22, 2010, we engaged Sadler, Gibb & Associates, L.L.C. as our new independent certifying accountants. Our board of directors unanimously approved the engagement of Sadler, Gibb & Associates, L.L.C. We have not consulted Sadler, Gibb & Associates, L.L.C. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our President acting as both chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2009.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Geoff Williams	37	President, CEO and Director
Nancy Ah Chong	39	Secretary / Treasurer and Director

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

Nancy Ah Chong. Ms. Ah Chong became a director and Secretary / Treasurer of our company in September 2006. From August 2004 to the present, she has been an office manager for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004. She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001. From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines, Inc. in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant. Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska.

Ms. Ah Chong is currently a director in the following companies with a class of its securities registered under the Securities Exchange Act of 1934:

●	Greyhound Commissary, Inc. (Secretary / Treasurer and director); and

●	Westgate Acquisitions Corp. (Secretary / Treasurer and director).

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2009.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.	Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2009 and 2008. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of May 5, 2010, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Geoff Williams *	600,000	40.0%
175 South Main Street, Suite 740
Salt Lake City, UT 84111
Nancy Ah Chong	0	0.0%
175 South Main Street, Suite 740
Salt Lake City, UT 84111
5% Stockholders
Edward F. Cowle *	600,000	40.0%
20 West 64th Street
New York, NY 10023
H. Deworth Williams	284,200	18.9%
175 South Main Street, Suite 740
Salt Lake City, UT 84111
All directors and officers	600,000	40.0%
a group (2 persons)

*	Director and/or executive officer
Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 1,500,000 shares of common stock outstanding on May 5, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 and for the review of quarterly financial statements included in our quarterly reports during 2008, were $2,500. Moore & Associates also billed $8,000 for the review of our quarterly financial statements include in our quarterly reports during 2009. Our other former independent auditors Seal and Beers, CPAs and Pritchett, Siler & Hardy, P.C. did not bill us for services in 2009.

Our new auditors, Sadler, Gibb & Associates, billed us $3,500 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2009 and 2008.

Audit Related Fees

For the year ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by our former auditors, Moore & Associates, Seale and Beers or Pritchett or Siler & Hardy, or our current auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2009 and 2008, no fees were billed by our former auditors, Moore & Associates, Seale and Beers or Pritchett, Siler & Hardy, or our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

We do not use Sadler, Gibb & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Sadler, Gibb & Associates to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Sadler, Gibb & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Sadler, Gibb & Associates’ independence.

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

EASTGATE ACQUISITIONS CORP.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2009 and 2008

EASTGATE ACQUISITIONS CORP.

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants	21

Balance Sheets – December 31, 2009 and 2008	22

Statements of Operations for the Years Ended December 31, 2009 and 2008	23

Statement of Stockholder’s Equity for the Years Ended December 31, 2009 and 2008	24

Statement of Cash Flows for the Years Ended December 31, 2009 and 2008	25

Notes to Consolidated Financial Statements	26

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eastgate Acquisitions Corp.

(A development stage company.)

We have audited the accompanying balance sheet of Eastgate Acquisitions Corp., as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Eastgate Acquisitions Corp. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations since inception of $61,335, an accumulated deficit of $67,114, and working capital deficit of $46,914, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT

May 5, 2010

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

BALANCE SHEET

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

STATEMENT OF OPERATIONS

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009	For the Years Ended December 31, 2008	From Inception on September 8, 1999 Through December 31, 2009
OPERATING ACTIVITIES			
Net loss	$ (23,649)	$ (24,309)	$ (67,114)
Adjustments to reconcile net loss to net cash used by operating activities:			
Expenses paid on the Company's behalf by a related party	14,813	12,675	38,635
Services contributed by shareholders	6,000	6,000	19,700
Changes in operating assets and liabilities:			
Change in accounts payable	(1,059)	4,059	3,000
Change in accrued interest - related parrty	3,895	1,575	5,779
Net Cash Used in Operating Activities	-	-	-
INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES			
Common stock issued for cash	-	-	500
Net Cash Provided by Financing Activities	-	-	500
NET DECREASE IN CASH	-	-	500
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ 500
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION			
CASH PAID FOR:			
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
NON CASH FINANCING ACTVITIES:			
Expenses paid on the Company's behalf by a related party	$ 14,813	$ 12,675	$ 38,635

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

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

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

c.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Years Ended
December 31,
2009	2008
----------------	----------------

Loss (numerator)	$(23,649)	$(24,309)
Shares (denominator)	1,500,000	1,500,000
---------------	------------------

Per share amount	$(0.02)	$(0.02)
=========	==========

d.	Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT A,CCOUNTING POLICIES (Continued)

d.	Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

2009	2008
----------------	-----------------
Deferred tax assets:
NOL carryover	$18,491	$11,608
Valuation allowance	(18,491)	(11,608)
----------------	-----------------
Net deferred tax asset	$--	$--
=========	==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

2009	2008
----------------	-----------------

Book Income	$(9,223)	$(9,481)
Contributed services	2,340	2,340
Valuation allowance	6,883	7,141
----------------	-----------------
$-	$-
========	==========

At December 31, 2009, the Company had net operating loss carry forwards of approximately $47,414 that may be offset against future taxable income through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

g. Newly Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

EASTGATE ACQUISITIONS CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

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

The Company’s expenses are paid by its majority shareholder. The Company accrues interest on the amount payable to the shareholder at 10% per annum. The liability of $38,135 plus accrued interest of $5,779 is unsecured and due upon demand.

The Company records the value of the services performed by its officers and directors as a contribution to capital. The amount contributed was $6,000 for the years ended December 31, 2009 and 2008.

NOTE 3 -	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through May 3, 2010, and there are no material subsequent events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastgate Acquisitions Corporation

By:	/S/ GEOFF WILLIAMS Geoff Williams
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer

Dated:	May 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

May 11, 2010
/s/ GEOFF WILLIAMS	President, C.E.O. and director
Geoff Williams	Principal Financial Officer
Principal Accounting Officer

May 11, 2010
/s/ NANCY AH CHONG	Secretary and Director

            Nancy Ah Chong