Form 10-Q
period 2010-09-30
EASTGATE ACQUISITIONS CORP
filed 2010-11-15
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☒
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 15, 2010

Common Stock, 0.00001 par value	1,500,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at September 30, 2010, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2010 and 2009 and the period from September 8, 1999 (date of inception) to September 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$250	$3,000
Accrued interest - related party	9,819	5,779
Payable - related party	54,228	38,135

Total Current Liabilities	64,297	46,914

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	24,685	20,185
Deficit accumulated during the development stage	(88,997)	(67,114)

Total Stockholders' Equity (Deficit)	(64,297)	(46,914)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Nine Months Ended		1999 Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	3,760	5,566	17,843	12,468	79,178

Total Expenses	3,760	5,566	17,843	12,468	79,178

LOSS FROM OPERATIONS	(3,760)	(5,566)	(17,843)	(12,468)	(79,178)

OTHER EXPENSES

Interest expense	(1,286)	(1,049)	(4,040)	(2,734)	(9,819)

Total Other Expenses	(1,286)	(1,049)	(4,040)	(2,734)	(9,819)

LOSS BEFORE INCOME TAXES	(5,046)	(6,615)	(21,883)	(15,202)	(88,997)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,046)	$(6,615)	$(21,883)	$(15,202)	$(88,997)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,555)	(5,555)

Balance, December 31, 2006	1,500,000	15	2,685	(9,475)	(6,775)

Services contributed by shareholders	-	-	5,500	-	5,500

Net loss for the year ended
December 31, 2007	-	-	-	(9,681)	(9,681)

Balance December 31, 2007	1,500,000	15	8,185	(19,156)	(10,956)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(24,309)	(24,309)

Balance, December 31, 2008	1,500,000	15	14,185	(43,465)	(29,265)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(23,649)	(23,649)

Balance, December 31, 2009	1,500,000	15	20,185	(67,114)	(46,914)

Services contributed by shareholders (unaudited)	-	-	4,500	-	4,500

Net loss for the nine months ended
September 30, 2010 (unaudited)	-	-	-	(21,883)	(21,883)

Balance, September 30, 2010 (unaudited)	1,500,000	$15	$24,685	$(88,997)	$(64,297)

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			September 8,
	For the Nine Months Ended		1999 Through
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(21,883)	$(15,202)	$(88,997)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	4,500	4,500	24,200
Changes in operating assets and liabilities:
Change in accrued interest	4,040	2,734	9,819
Change in accounts payable	(2,750)	(4,059)	250

Net Cash Used in
Operating Activities	(16,093)	(12,027)	(54,728)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from notes payable to related parties	16,093	12,027	54,228
Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	16,093	12,027	54,728

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption and has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $54,228 and $38,135 as at September 30, 2010 and December 31, 2009, respectively.  The balance in interest accrued on the note totaled $9,819 and $5,779 as at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, Company shareholders performed services valued at $4,500 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

 In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited operations.  Expenses associated with preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders.  We anticipate that the necessary funds to maintain future corporate viability will most likely be provided by officers, directors or principal stockholders.  Unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended September 30, 2010 (“third quarter”), we incurred a net loss of $5,046 compared to a $6,615 loss during the three month period ended September 30, 2009.  The decreased loss for the third quarter of 2010 is attributed to the 32% decrease in general and administrative expenses from $5,566 for the third quarter of 2009 period to $3,760 for the 2010 period.  The decreased expenses during the third quarter of 2010 were due to a decrease in legal and accounting costs related to our requisite filings with the SEC.  The decrease in net loss was partially offset by the 23% increase in interest expense from $1,049 for the third quarter of 2009 to $1,286 for the third quarter of 2010, due to the increase in loans from stockholders.

We also incurred a net loss of $21,883 for the nine month period ended September 30, 2010, compared to $15,202 for the 2009 period.  The increased net loss for the nine month period is attributed to the 43% increase in general and administrative expenses from $12,468 for the 2009 period to $17,843 for the 2010 period, due to increased legal and accounting costs.  We also realized a 48% increase in interest expense from $2,734 for the 2009 period to $4,040 for the 2010 period due to additional loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the first nine months of 2010, a principal stockholder paid our ongoing expenses.  At September 30, 2010 we had a note payable - related party of $54,228, compared to $38,135 at December 31, 2009.  The increase represents additional expenses paid by the stockholder during the first nine months of 2010.  We expect to continue to rely on the stockholder and/or others to pay our expenses until such time as we complete a merger with or acquisition of an existing, operating company.  There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

At September 30, 2010, we had a stockholders’ deficit of $64,297 compared to a stockholders' deficit of $46,914 at December 31, 2009.  The increase in stockholders' deficit is attributed to ongoing general and administrative expenses, principally legal and accounting costs.  Also, during the nine months ended September 30, 2010, shareholders performed services valued at $4,500, which has been recorded as a contribution to capital.

Plan of Operation

During the next 12 months, we intend to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.  We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because we lack capital, it may become necessary for officers, directors or stockholders to advance funds and we intend to accrue expenses until such time as a successful business consolidation can be accomplished.  Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, directors have agreed to defer any compensation until an acquisition or merger can be accomplished and we will strive to have the business opportunity provide their remuneration.  However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to raise additional funds.  As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.
.
Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EASTGATE ACQUISITIONS CORPORATION

Date: November 15, 2010	By: /S/ Geoff Williams
Geoff Williams
President, CEO and Director
(Principal Accounting Officer)