Form 10-K
period 2010-12-31
EASTGATE ACQUISITIONS CORP
filed 2011-03-14
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-52886

Eastgate Acquisitions Corporation
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (801) 322-3401

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 14, 2011 was 1,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

EASTGATE ACQUISITIONS CORPORATION

EASTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Heading		Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	6

Item 2.	Properties	6

Item 3.	Legal Proceedings	7

Item 4	(Removed and Reserved)	7

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	7

Item 6.	Selected Financial Data	9

Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 8.	Financial Statements and Supplementary Data	13

Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	12

Item (A(T).	Controls and Procedures	13

Item 9B.	Other Information	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	14

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial owners and Management
	and Related Stockholder matters	15

Item 13.	Certain Relationshuips and Related Transactions and Director Independence	16

Item 14.	Principal Accounting Fees and Services	16

PART IV

Item 15.	Principal Accounting Fees and Statement Schedules	17

	Signatures	30

PART I

Item 1.                 Business.

Business Development

History

Eastgate Acquisitions Corporation, a Nevada corporation organized on September 8, 1999, is a development stage company engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more businesses.  In March 2002, we changed our corporate name to Talavera’s Fine Furniture in anticipation of making an acquisition.  However, the acquisition was not finalized and in November 2006, we changed our name back to Eastgate Acquisitions.  In October 2007, the name was changed to Eastgate Acquisitions Corporation.

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

Our principal executive offices are located at 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109 and our telephone number is (801) 322-3401.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Results of Operations

We have not reported any revenues since inception and incurred a net loss of $24,354 for the year ended December 31, 2010, compared to a loss of $23,649 for the year ended December 31, 2009.  We have also reported a cumulative net loss of $91,468 since inception through December 31, 2010.  The increase in net loss for 2010 is attributed primarily to additional professional expenses for accounting and legal fees.  Interest expense increased to $5,434 for 2010 from $3,895 for 2009, representing the increased amount of interest on payables to related parties.

Liquidity and Capital Resources

Expenses incurred during 2010 and 2009 have been paid for by a stockholder.  At December 31, 2010, we had current liabilities of $65,268 compared to $46,914 at December 31, 2009.  The increase at December 31, 2010 is attributed to the $14,900 increase in the payable - related party, due to payments of expenses by a stockholder, and the $5,434 increase in accrued interest on the debt.  The increase was partially offset by the decrease in accounts payable from $3,000 in 2010 to $1,020 in 2009.  Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company.  There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $54,312 at of December 31, 2011.  This loss carry forward may be offset against future taxable income through the year 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently has no operations.
Recent Accounting Pronouncements

The following summary is of the most recent accounting pronouncements.  Management has evaluated these pronouncements and their adoption has not had, or is not expected to have a material impact on the company’s financial position or statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.                      Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2010 and 2009 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

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

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm.  The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation.  A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus.org.

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

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2010, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i)  recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)  accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are ineffective due to material weaknesses in maintaining sufficient segregation of duties.  Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Geoff Williams	38	President, CEO and Director
Nancy Ah Chong	40	Secretary/Treasurer and Director
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

Mr. Williams is currently a director, President and C.E.O. of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and C.E.O. of Greyhound Commissary, Inc.

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

Ms. Ah Chong is currently a director and Secretary / Treasurer of Westgate Acquisitions Corp. and, until she resigned in February 2010, she was a director and Secretary / Treasurer of Greyhound Commissary, Inc.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that these reports were not filed during the fiscal year 2009.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions
.
Item 11.                 Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2010 and 2009.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 14, 2011, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class(1)
Directors and Officers
Geoff Willaims*	600,000	40%
2681 East Parleys Way, Suite 204
Salt Lake City, Utah 84109

Nancy Ah Chong	0	0.0%
2681 East Parleys Way, Suite 204
Salt Lake City, Utah 84109

5% Stockholders
Edward F. Cowle*	600,000	40%
c/o 2681 East Parleys Way, Suite 204
Salt Lake City, Utah 84109

H. Deworth Williams	284,200	18.9%
2681 East Parleys Way, Suite 204
Salt Lake City, Utah 84109

All directors and officers
a group (2 persons)	600,400	40.0%

 *      Director and/or executive officer
Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)      Based upon 1,500,000 shares of common stock outstanding on March 14, 2011.

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

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the review of quarterly financial statements included in our quarterly reports during 2009, were $8,000.  Our other former independent auditors Seal and Beers, CPAs and Pritchett, Siler & Hardy, P.C. did not bill us for services in 2009.

Our new auditors, Sadler, Gibb & Associates, billed us $2,500 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2010 and 2009.  They also billed us $3,000 for the review of our quarterly reports during 2010.

Audit Related Fees

For the year ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by our former auditors, Moore & Associates, Seale and Beers or Pritchett or Siler & Hardy, or our current auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2010 and 2009, no fees were billed by our former auditors, Moore & Associates, Seale and Beers or Pritchett, Siler & Hardy, or our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

EASTGATE ACQUISITIONS CORPORATION

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

December 31, 2010 and 2009

EASTGATE ACQUISITIONS CORPORATION
Table of Contents

Page

Audit Report of Independent Accountants	20

Balance Sheets - December 31, 2010 and 2009	21

Statements of Operations for the years ended December, 2010 and 2009
and from inception on September 8, 1999 through December 31, 2010	22

Statements of Stockholders' Equity (Deficit) from inception
On September 8, 1999 through December 31, 2010	23

Statements of Cash Flows for the years ended December 31, 2010 and 2009
and from inception on September 8, 1999 through December 31, 2010	24

Notes to Financial Statements	25

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eastgate Acquisitions Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Eastgate Acquisitions Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on September 8, 1999 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Acquisitions Corporation as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from inception on September 8, 1999 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $91,468 as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 1, 2011

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,020	$3,000
Accrued interest - related party	11,213	5,779
Payable - related party	53,035	38,135

Total Current Liabilities	65,268	46,914

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	26,185	20,185
Deficit accumulated during the development stage	(91,468)	(67,114)

Total Stockholders' Equity (Deficit)	(65,268)	(46,914)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			September 8,
	For the Year Ended		1999 Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and
administrative	18,920	19,754	80,255

Total Operating Expenses	18,920	19,754	80,255

LOSS FROM OPERATIONS	(18,920)	(19,754)	(80,255)

OTHER EXPENSES

Interest expense	(5,434)	(3,895)	(11,213)

Total Other Expenses	(5,434)	(3,895)	(11,213)

LOSS BEFORE INCOME TAXES	(24,354)	(23,649)	(91,468)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(24,354)	$(23,649)	$(91,468)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,555)	(5,555)

Balance, December 31, 2006	1,500,000	15	2,685	(9,475)	(6,775)

Services contributed by shareholders	-	-	5,500	-	5,500

Net loss for the year ended
December 31, 2007	-	-	-	(9,681)	(9,681)

Balance December 31, 2007	1,500,000	15	8,185	(19,156)	(10,956)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(24,309)	(24,309)

Balance, December 31, 2008	1,500,000	15	14,185	(43,465)	(29,265)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(23,649)	(23,649)

Balance, December 31, 2009	1,500,000	15	20,185	(67,114)	(46,914)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2010	-	-	-	(24,354)	(24,354)

Balance, December 31, 2010	1,500,000	$15	$26,185	$(91,468)	$(65,268)

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Year Ended		1999 Through
	December 31,		December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(24,354)	$(23,649)	$(91,468)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	14,900	14,813	53,035
Services contributed by shareholders	6,000	6,000	25,700
Changes in operating assets and liabilities:
Change in accrued interest	5,434	3,895	11,213
Change in accounts payable	(1,980)	(1,059)	1,020

Net Cash Used in
Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Eastgate Acquisitions Corporation (The Company) was organized on September 8, 1999, under the laws of the State of Delaware. The Company is a development stage company and has not commenced principle operations as of the balance sheet date.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010 and 2009.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Loss (numerator)	$(29,354)	$(23,649)
Shares (denominator)	1,500,000	1,500,000
Per share amount	$(0.02)	$(0.02)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2010 and 2009.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2010 and 2009.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

EASTGATE ACQUISITIONS CORPORATION
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$(9,498)	$(9,223)
Contributed services	2,340)	2,340)
Valuation allowance	7,158)	6,883)
Income tax expense per books	$-)	$-)

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$28,202	$18,704)
Valuation allowance	(28,202)	(18,704)
Net deferred tax asset	$-)	$-)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $54,312 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

EASTGATE ACQUISITIONS CORPORATION
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation.
As of December 31, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements
Below is a listing of the most recent accounting pronouncements issued since through May 27, 2010. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

EASTGATE ACQUISITIONS CORPORATION
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $91,468 as of December 31, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

EASTGATE ACQUISITIONS CORPORATION
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

3.           NOTE PAYABLE-RELATED PARTY

As of December 31, 2010 and 2009, the Company had a note payable to a shareholder of $53,035 and $38,135, respectively. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. The As of December 31, 2010 and 2009, the Company owes $11,213 and $5,779 of accrued interest to the related party, respectively.

4.            CONTRIBUTED SERVICES

During the years ended December 31, 2010 and 2009, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2010 and 2009.

5.          SUBSEQUENT EVENTS

In accordance with SFAS 165 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastgate Acquisitions Corporation

By: /S/ Geoff Williams Geoff Williams President and C.E.O. Principal Financial Officer Principal Accounting Officer

Dated:   March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFF WILLIAMS	President, C.E.O. and Director	March 14, 2011
Geoff Williams	Principal Financial Officer
Pincipal Accounting Officer

/s/ NANCY AH CHONG	Secretary and Director	March 14, 2011
Nancy Ah Chong