Form 10-Q
period 2011-03-31
EASTGATE ACQUISITIONS CORP
filed 2011-05-16
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________

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

Securities registered pursuant to Section 12(g) of the Act:      Common Stock, $0.00001 par value

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2011 was 1,500,000.

EASTGATE ACQUISITIONS CORPORATION

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at March 31, 2011, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2011 and 2010 and the period from September 8, 1999 (date of inception) to March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2011

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,420	$1,020
Accrued interest - related party	12,552	11,213
Payable - related party	54,055	53,035

Total Current Liabilities	71,027	65,268

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	27,685	26,185
Deficit accumulated during the development stage	(98,727)	(91,468)

Total Stockholders' Equity (Deficit)	(71,027)	(65,268)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	4,420	3,610	37,279
General and
administrative	1,500	1,500	48,896

Total Operating Expenses	5,920	5,110	86,175

LOSS FROM OPERATIONS	(5,920)	(5,110)	(86,175)

OTHER EXPENSES

Interest expense	(1,339)	(1,289)	(12,552)

Total Other Expenses	(1,339)	(1,289)	(12,552)

LOSS BEFORE INCOME TAXES	(7,259)	(6,399)	(98,727)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,259)	$(6,399)	$(98,727)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,555)	(5,555)

Balance, December 31, 2006	1,500,000	15	2,685	(9,475)	(6,775)

Services contributed by shareholders	-	-	5,500	-	5,500

Net loss for the year ended
December 31, 2007	-	-	-	(9,681)	(9,681)

Balance December 31, 2007	1,500,000	15	8,185	(19,156)	(10,956)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(24,309)	(24,309)

Balance, December 31, 2008	1,500,000	15	14,185	(43,465)	(29,265)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(23,649)	(23,649)

Balance, December 31, 2009	1,500,000	15	20,185	(67,114)	(46,914)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2010	-	-	-	(24,354)	(24,354)

Balance, December 31, 2010	1,500,000	15	26,185	(91,468)	(65,268)

Contributed services (unaudited)	-	-	1,500	-	1,500

Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	(7,259)	(7,259)

Balance, March 31, 2011 (unaudited)	1,500,000	$15	$27,685	$(98,727)	$(71,027)

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(7,259)	$(6,399)	$(98,727)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	1,020	6,399	54,055
Services contributed by shareholders	1,500	1,500	27,200
Changes in operating assets and liabilities:
Change in accrued interest	1,339	-	12,552
Change in accounts payable	3,400	(1,500)	4,420

Net Cash Used in
Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $54,055 and $53,035 at March 31, 2011 and December 31, 2010, respectively.  The balance in interest accrued on the note totaled $12,552 and $11,213 as at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, Company shareholders performed services valued at $1,500 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

 In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited operations.  Expenses associated with preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders.  We anticipate that necessary funds to maintain future corporate viability will most likely be provided by officers, directors and/or principal stockholders.  Unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended March 31, 2011 (“first quarter”), we incurred a net loss of $7,259 compared to a $6,399 loss during the comparable first quarter of 2010.  The increased loss for the first quarter of 2011 is attributed to the 16% increase in general and administrative expenses from $5,110 for the first quarter of 2010 period to $5,920 for the 2011 first quarter.  The increased expenses during the first quarter of 2011 were due to increased legal and accounting costs related to our requisite SEC filings.  Also, interest expense of $1,339 for the first quarter of 2011 increased 4% from $1,289 for the first quarter of 2010, attributed to the increase in loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the first quarter of 2011, a principal stockholder paid our ongoing expenses.  At March 31, 2011 we had a note payable - related party of $54,055, compared to $53,035 at December 31, 2010.  The increase represents additional expenses paid by the stockholder during the first quarter of 2011.  Accrued interest – related party at March 31, 2011 was $12,552 compared to $11,213 at December 31, 2010, which reflects the added interest on the payable – related party.  Accounts payable increased from $1,020 at December 31, 2010 to $4,420 at March 31, 2011, reflecting an increase in unpaid obligations.

We expect to continue to rely on the stockholder and/or others to pay our expenses until such time as we complete a merger with or acquisition of an existing, operating company.  There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

At March 31, 2011, we had a stockholders’ deficit of $71,027 compared to a stockholders' deficit of $65,268 at December 31, 2010.  The increase in stockholders' deficit is attributed to ongoing general and administrative expenses, principally legal and accounting costs.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.
.
Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                   Removed and Reserved

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

EASTGATE ACQUISITIONS CORPORATION

May 16, 2011	By: /s/ GEOFF WILLIAMS
Geoff Williams

President, C.E.O. and Director
(Principal Accounting Officer)