Form 10-Q
period 2011-06-30
EASTGATE ACQUISITIONS CORP
filed 2011-08-18
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer

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

Outstanding as of May __, 2011

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

(Reserved and Removed)

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at June 30, 2011, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2011 and 2010 and the period from September 8, 1999 (date of inception) to June 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,500	$1,020
Accrued interest - related party	13,948	11,213
Payable - related party	57,590	53,035

Total Current Liabilities	75,038	65,268

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	29,185	26,185
Deficit accumulated during the development stage	(104,238)	(91,468)

Total Stockholders' Equity (Deficit)	(75,038)	(65,268)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and
administrative	4,115	8,973	10,035	14,083	90,290

Total Operating Expenses	4,115	8,973	10,035	14,083	90,290

LOSS FROM OPERATIONS	(4,115)	(8,973)	(10,035)	(14,083)	(90,290)

OTHER EXPENSES
Interest expense	(1,396)	(1,465)	(2,735)	(2,754)	(13,948)

Total Other Expenses	(1,396)	(1,465)	(2,735)	(2,754)	(13,948)

LOSS BEFORE INCOME TAXES	(5,511)	(10,438)	(12,770)	(16,837)	(104,238)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,511)	$(10,438)	$(12,770)	$(16,837)	$(104,238)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000
The accompanying notes are an integral part of these financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	1,500,000	15	485	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	1,500,000	15	985	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,555)	(5,555)

Balance, December 31, 2006	1,500,000	15	2,685	(9,475)	(6,775)

Services contributed by shareholders	-	-	5,500	-	5,500

Net loss for the year ended
December 31, 2007	-	-	-	(9,681)	(9,681)

Balance December 31, 2007	1,500,000	15	8,185	(19,156)	(10,956)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(24,309)	(24,309)

Balance, December 31, 2008	1,500,000	15	14,185	(43,465)	(29,265)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(23,649)	(23,649)

Balance, December 31, 2009	1,500,000	15	20,185	(67,114)	(46,914)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2010	-	-	-	(24,354)	(24,354)

Balance, December 31, 2010	1,500,000	$15	$26,185	$(91,468)	$(65,268)

Contributed services (unaudited)	-	-	3,000	-	3,000

Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(12,770)	(12,770)

Balance, June 30, 2011 (unaudited)	1,500,000	$15	$29,185	$(104,238)	$(75,038)

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From
			Inception on
			September 8,
	For the Six Months Ended		1999 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(12,770)	$(16,837)	$(104,238)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	4,555	10,583	57,590
Services contributed by shareholders	3,000	3,000	28,700
Changes in operating assets and liabilities:
Change in accrued interest	2,735	2,754	13,948
Change in accounts payable	2,480	500	3,500

Net Cash Used in
Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011 and December 31, 2010

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

2

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

            NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $57,590 and $53,035 at June 30, 2011 and December 31, 2010, respectively.  The balance in interest accrued on the note totaled $13,948 and $11,213 as at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, Company shareholders performed services valued at $3,000 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

 In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

0

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

Results of Operations

During the three month period ended June 30, 2011 (“second quarter”), we incurred a net loss of $5,511, a 47% decrease compared to a $10,438 loss during the comparable second quarter of 2010.  The decreased loss for the second quarter of 2011 is attributed to the 54% decrease in general and administrative expenses from $8,973 for the second quarter of 2010 period to $4,115 for the 2011 second quarter.  The decrease in general and administrative expenses during the second quarter of 2011 were primarily due to a decrease in legal and accounting costs related to our requisite SEC filings.  Also, interest expense of $1,396 for the second quarter of 2011 decreased 5% from $1,465 for the second quarter of 2010, attributed to an increase in loans from stockholders.

For the six month period ended June 30, 2011, we incurred a net loss of $12,770 compared to a net loss of $16,837 for the comparable 2010 period.  This 24% decrease is attributed to the decrease in general and administrative expenses for the first six months of 2011, primarily due to a decrease in legal and accounting costs related to our requisite SEC filings.  Interest expense for the first six months of 2011 was $2,735, a slight decrease from $2,754 for the 2010 period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the second quarter of 2011, a principal stockholder paid our ongoing expenses.  At June 30, 2011 we had a note payable - related party of $57,590, compared to $53,035 at December 31, 2010.  The increase represents additional expenses paid by the stockholder during the first six months of 2011.  Accrued interest – related party at June 30, 2011 was $13,948 compared to $11,213 at December 31, 2010, which reflects the added interest on the payable – related party.  Accounts payable increased from $1,020 at December 31, 2010 to $3,500 at June 30, 2011, reflecting an increase in unpaid obligations.

We expect to continue to rely on the stockholder and/or others to pay our expenses until such time as we complete a merger with or acquisition of an existing, operating company.  There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

At June 30, 2011, we had a stockholders’ deficit of $75,038 compared to a stockholders' deficit of $65,268 at December 31, 2010.  The increase in stockholders' deficit is attributed to ongoing general and administrative expenses, principally legal and accounting costs.

Plan of Operation

During the next 12 months, we will continue to seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.  We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EASTGATE ACQUISITIONS CORPORATION

Date:  August __, 2011

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Geoff Williams, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Eastgate Acquisitions Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

August __, 2011

/S/   GEOFF WILLIAMS

Geoff Williams

Chief Executive Officer

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eastgate Acquisitions Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Geoff Williams, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   GEOFF WILLIAMS

Geoff Williams

Chief Executive Officer

Principal Accounting Officer

August __, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.  The foregoing certifications are accompanying the Company's Form 10-Q solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

COVER LETTER

Leonard  E. Neilson

A  PROFESSIONAL  CORPORATION

LEONARD  E.  NEILSON

8160  SOUTH  HIGHLAND  DRIVE,  SUITE 104

          ATTORNEY  AT  LAW

SANDY,  UTAH  84093

TELEPHONE:  (801)  733-0800

FAX:  (801)  733-0808

E-MAIL:  LNEILSONLAW@AOL.COM

August __, 2011

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA:  EDGAR

Re:

Eastgate Acquisitions Corporation

File No.  000-52886

Form 10-Q (for the period ended June 30, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, the Form 10-Q filed on behalf of Eastgate Acquisitions Corporation for the quarter ended June 30, 2011.

Please direct all correspondences concerning this filing and Eastgate Acquisitions Corporation to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment

8