Form 10-Q/A
period 2011-06-30
EASTGATE ACQUISITIONS CORP
filed 2011-09-15
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

0

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]   No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of September 14, 2011

Common Stock, $0.00001 par value

       1,500,000

EXPLANATORY NOTE

Eastgate Acquisitions Corporation, is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 18, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflet events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.

Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

Removed and Reserved

Item 5.

Other Information

This Item is not applicable.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGATE ACQUISITIONS CORPORATION

Date:  September 15, 2011

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

15