Form 10-Q
period 2011-09-30
EASTGATE ACQUISITIONS CORP
filed 2011-11-14
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

Yes  [X]   No  [  ]

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

Outstanding as of November _15, 2011

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

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

(Reserved and Removed)

12

Item 5.

Other Information

12

Item 6.

Exhibits

13

Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at September 30, 2011, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2011 and 2010 and the period from September 8, 1999 (date of inception) to September 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets
ASSETS

September 30,	December 31,
2011	2010
(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,350	$1,020
Accrued interest - related party	15,400	11,213
Payable - related party	58,590	53,035

Total Current Liabilities	79,340	65,268

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	30,685	26,185
Deficit accumulated during the development stage	(110,040)	(91,468)

Total Stockholders' Equity (Deficit)	(79,340)	(65,268)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

From
Inception on
September 8,

For the Three Months Ended	For the Nine Months Ended	1999 Through
September 30,	September 30,	September 30,

2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES

General and
administrative	4,350	3,760	14,385	17,843	94,640

Total Operating Expenses	4,350	3,760	14,385	17,843	94,640

LOSS FROM OPERATIONS	(4,350)	(3,760)	(14,385)	(17,843)	(94,640)
OTHER EXPENSES

Interest expense	(1,452)	(1,286)	(4,187)	(4,040)	(15,400)

Total Other Expenses	(1,452)	(1,286)	(4,187)	(4,040)	(15,400)

LOSS BEFORE INCOME TAXES	(5,802)	(5,046)	(18,572)	(21,883)	(110,040)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(5,802)	$(5,046)	$(18,572)	$(21,883)	$(110,040)
BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

From
Inception on

September 8,
For the Nine Months Ended	1999 Through
September 30,	September 30,

2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(18,572)	$(21,883)	$(110,040)

Adjustments to reconcile net loss to net cash
used by operating activities:

Expenses paid on the Company's behalf
by a related party	5,555	16,093	58,590
Services contributed by shareholders	4,500	4,500	30,200

Changes in operating assets and liabilities:

Change in accrued interest	4,187	4,040	15,400
Change in accounts payable	4,330	(2,750)	5,350

Net Cash Used in
Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

September 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

September 30, 2011 and December 31, 2010

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

         NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $58,590 and $53,035 at September 30, 2011 and December 31, 2010, respectively.  The balance in interest accrued on the note totaled $15,400 and $11,213 as at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, Company shareholders performed services valued at $4,500 which have been recorded as a contribution to capital.

         NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited historical operations.  Expenses associated with our ongoing business, including preparing and filing this and other reports with the SEC, have been paid for by advances from stockholders.  We anticipate that necessary funds to maintain future corporate viability will most likely be provided by officers, directors and/or principal stockholders.  Unless we are able to finalize an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended September 30, 2011 (“third quarter”), we incurred a net loss of $5,802, a 15% increase compared to a $5,046 loss during the comparable third quarter of 2010.  The increased loss for the third quarter of 2011 is attributed to the 16% increase in general and administrative expenses from $3,760 for the third quarter of 2010 period to $4,350 for the 2011 third quarter.  The increase in general and administrative expenses during the third quarter of 2011 was primarily due to the increase in legal and accounting costs related to our requisite SEC filings.  Also, interest expense of $1,452 for the third quarter of 2011 increased 13% from $1,286 for the third quarter of 2010, attributed to an increase in loans from stockholders during the quarter.

For the nine-month period ended September 30, 2011, we incurred a net loss of $18,572 compared to a net loss of $21,883 for the comparable 2010 period.  This 15% decrease is attributed to the 19% decrease in general and administrative expenses from $17,843 for the first nine months of 2010 to $14,385 for the first nine months of 2011.  This decrease was primarily due to a decrease in legal and accounting costs related to our requisite SEC filings for the nine-month period.  Interest expense for the first nine months of 2011 was $4,187, a 4% increase from $4,040 for the 2010 period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the third quarter of 2011, a principal stockholder paid our ongoing expenses.  At September 30, 2011 we had a note payable - related party of $58,590, compared to $53,035 at December 31, 2010.  The increase represents additional expenses paid by the stockholder during the first nine months of 2011.  Accrued interest – related party at September 30, 2011 was $15,400 compared to $11,213 at December 31, 2010, which reflects the added interest on the payable – related party.  Accounts payable increased from $1,020 at December 31, 2010 to $5,350 at September 30, 2011, reflecting an increase in unpaid obligations.

We expect to continue to rely on stockholders and/or others to pay our expenses until such time as we complete a merger with or acquisition of an existing, operating company.  There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

At September 30, 2011, we had a stockholders’ deficit of $79,340 compared to a stockholders' deficit of $65,268 at December 31, 2010.  The increase in stockholders' deficit is primarily attributed to ongoing general and administrative expenses, principally legal and accounting costs.

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

We do not intend to retain employees in the immediate future, with the possible exception of part-time clerical assistance on an as-needed basis.  Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis.  Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.  Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

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

?

the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

?

uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

?

volatility of the stock market, particularly within the technology sector; and

?

general economic conditions.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 14, 2011

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

13