Form 10-K
period 2011-12-31
EASTGATE ACQUISITIONS CORP
filed 2012-04-11
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 9, 2012 was 11,625,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

1

EASTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART  I

Item 1.

Business

3

Item 1A.

Risk Factors

5

Item 1B.

Unresolved Staff Comments

5

Item 2.

Properties

5

Item 3.

Legal Proceedings

5

Item 4.

Mine Safety Disclosures

5

PART  II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

5

Item 6.

Selected Financial Data

7

Item 7.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

7

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

9

Item 8.

Financial Statements and Supplementary Data

9

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

9

Item 9A(T).

Controls and Procedures

9

Item 9B

Other Information

10

PART  III

Item 10.

Directors, Executive Officers and Corporate Governance

10

Item 11.

Executive Compensation

11

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

11

Item 13.

Certain Relationships and Related Transactions and Director Independence

12

Item 14.

Principal Accounting Fees and Services

13

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

15

Signatures

26

2

PART I

Item 1.

Business.

Business Development

History

Eastgate Acquisitions Corporation, a Nevada corporation organized on September 8, 1999, has been a development stage company engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more businesses.  In March 2002, we changed our corporate name to Talavera’s Fine Furniture in anticipation of making an acquisition.  However, the acquisition was not finalized and in November 2006, we changed our name back to Eastgate Acquisitions.  In October 2007, the name was changed to Eastgate Acquisitions Corporation.  Subsequently, we continued our search for business opportunities.

On January 15, 2012, we entered into a Patent Acquisition Agreement to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products (collectively referred to as the “Products”).  In exchange for the acquired Products and related technology, we will issue 10 million shares of our authorized, but previously unissued common stock, post-split as discussed below.  The closing of the agreement is contingent upon realizing initial financing of $300,000, which has been revised to $50,000.

At the closing of the agreement, the seller will assign to Eastgate all rights, title and interests in the Products, free and clear of all liens, mortgages, pledges, security interests or other encumbrances.  Also as a condition to the closing, the seller will cause to be filed with the U.S. Patent and Trademark Office and any foreign patent office that is relevant to the Products, all documents and appropriate assignments to transfer and assign the Products and all proprietary rights and technology to Eastgate.

In addition to the 10 million shares of common stock to be issued to the seller of the Products, the agreement provides that at the closing, Eastgate will issue an additional 10 million shares of common stock to certain individuals in consideration for services rendered for and monies advanced to Eastgate.  Further, following the closing of the agreement, Eastgate will name at least two new directors to its board of directors, to be designated by the seller and Eastgate’s current management.  Those persons have not yet been named.  It is also anticipated that our corporate name will be changed to a name selected by the board, which name will be intended to reflect the acquisition of Products and our anticipated new business endeavors. The agreement is subject to completion of due diligence and certain other usual conditions.

Forward Stock Split

On March 6, 2012, we effected a forward stock split of our issued and outstanding shares of common stock on a 7.75 shares for one share basis.  Prior to the forward stock split, we had 1.5 million shares of common stock issued and outstanding, which was increased to approximately 11,625,000 shares following the split.  All further references herein to our outstanding common stock will be on a post-split basis.

Our principal executive offices are located at 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109 and our telephone number is (801) 322-3401.

Intended Business Activities

We have a limited operating history and make no representation, nor is any intended, that we will be able to successfully carry on future business activities.  There can be no assurance that we will have the ability to finalize the acquisition of Products or any other business opportunity that will be of material value.

Upon the successful closing of the agreement and acquisition of the Products, we intend to become engaged in developing, formulating and commercializing innovative pharmaceutical, nutraceutical, food supplements and consumer health products. We plan to apply novel technologies for improvement of efficacy of the Products, based on natural or well-established compounds.  It is our intention complete formulation of the Products and to ultimately market the commercialized products and compounds.

Our goal is to develop novel formulations of natural compounds and OTC products that have limitations in effective use for human consumption, by using a proprietary, self-emulsifying drug delivery system, predominantly forming nanoemulsions.  We anticipate that we will be able to develop patentable improved formulations of such products that can be used for treatment of various diseases and symptoms. By using a self-emulsifying drug delivery technology, we believe that the resulting products will enable lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.  The self-emulsifying drug delivery technology includes two different approaches to improve the effectiveness of poorly bioavailable drugs and provide new methods of delivery, namely, (i) self-nanoemulsifying vehicle for oral or topical use and (ii) delivery systems with improved solubility of incorporated compounds.

As of the date hereof, the agreement has not been finalized and there is no assurance that the acquisition of Products will be completed or that we will engage in our intended business.  Initially, the closing of the agreement was contingent on the sellers of the Products raising $300,000 on behalf of Eastgate.  The parties subsequently agreed to amend the agreement, whereby the closing may occur upon raising $50,000.  At the closing, Eastgate is obligated to pay $50,000 to certain parties in consideration for services related to the consummation of the acquisition.  Eastgate will also be obligated to pay an additional $50,000 upon realizing subsequent funding after the closing.  There can be no assurance that the initial funding will be completed and the acquisition closed, or that if the acquisition is completed, we will be able to secure addition funds to pay the additional $50,000 and to have ample funds to operate our new intended business.  We have not entered into any definitive agreement or arrangement to secure the aforementioned funding.  If the requisite funds are realized, we anticipate that the acquisition will be completed in the second quarter of 2012.

Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender to raise the necessary funds to close the acquisition of Products and to begin operations.  Management will attempt to acquire funds on the best available terms.  However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms.

Competition

Because we have not finalized the acquisition of Products, we cannot evaluate the type and extent of future competition.  There are numerous companies engaged in development and marketing of products and technologies similar to those we will attempt to develop. Ultimately, we will be in direct competition with these other companies, most of which will have greater financial and technological resources that us, and it will be difficult to successfully compete with these companies.

Employees

As of the date hereof, we do not have any employees and have no plans for hiring employees until such time as the acquisition agreement is finalized.  At that time we will look to engage qualified personnel to conduct our intended business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

We currently use as our principal place of business the business office of our President and director, Geoff Williams, in Salt Lake City, Utah.  Although we have no written agreement and currently pay no rent for the use of the facilities, we contemplate that if the acquisition of Products is completed, we will secure commercial office space from which to conduct business. However, until that time, the type office and other facilities that will be required is unknown.  We have no current plans to secure such commercial office space until the closing of the acquisition.

Industry Segments

No information is presented regarding industry segments.  We are presently a development stage company that has been seeking potential business opportunities.  Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

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

Mine Safety Disclosures.

This item is not applicable.

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

We are a development stage company currently with no assets and/or capital and limited operations.  Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party.  We require only minimal capital to maintain our corporate viability, although upon the completion of the acquisition of Products our financial requirements will increase significantly.  In the interim, additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available.  However, unless we are able to complete the acquisition of Products or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

We have not reported any revenues since inception and incurred a net loss of $29,920 for the year ended December 31, 2011, compared to a loss of $24,354 for the year ended December 31, 2010.  We have also reported a cumulative net loss of $121,388 since inception through December 31, 2011.  The increase in net loss for 2011 is attributed primarily to additional professional expenses for accounting and legal fees.  Interest expense increased to $5,977 for 2011 from $5,434 for 2010, representing the increased amount of interest on payables to related parties.

Liquidity and Capital Resources

Expenses incurred during 2011 and 2010 have been paid for by a stockholder.  At December 31, 2011, we had current liabilities of $89,188 compared to $65,268 at December 31, 2010.  The increase at December 31, 2011 is primarily attributed to the $11,388 increase in accounts payable, from $1,020 in 2010 to $12,408 in 2011.  Also contributing to the increase in current liabilities was the $6,555 increase in the payable - related party, from $53,035 in 2010 to $59,590 in 2011 due to the increase in payment of expenses by a stockholder.  This increase also attributed to the $5,977 increase in accrued interest-related party from  $11,213 in 2010 to $17,190 in 2011. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company.  There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Plan of Operation

We anticipate closing the acquisition of Products during the second quarter of 2012.  At the time of closing, of which there can be no assurance, we will establish a plan to develop the Products for the next 12 months.  In the event the acquisition is not finalized, we will continue to seek out new business opportunities.

If we our search for new business opportunities, will actively seek out and investigate possible opportunities with the intent to acquire or merge with one or more business ventures.  We do not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

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

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $54,312 at of December 31, 2011.  This loss carry forward may be offset against future taxable income through the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2011 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently has no operations.

Critical Accounting Policies

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011 and 2010.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2011 and 2010.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011 and 2010.

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

Stock-Based Compensation

As of December 31, 2011, the Company has not issued any share-based payments to its employees.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2011 and 2010 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2011, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

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

 39

President, CEO and Director

Nancy Ah Chong

 41

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

Mr. Williams is currently a director, President and C.E.O. of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and C.E.O. of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp. Mr. Williams also became a director of U.S. Rare Earths, Inc. on November 29, 2011 and President a director of Protect Pharmaceutical Corporation on February 14 2012.

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

Ms. Ah Chong is currently a director and Secretary / Treasurer of Westgate Acquisitions Corp. and, until she resigned in February 2010, she was a director and Secretary / Treasurer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.  Ms. Ah Chong also became a director and Secretary of Protect Pharmaceutical Corporation on February 14 2012.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2011.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2011 and 2010.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of April 6, 2012, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address

  Amount and Nature of

  Percent

of Beneficial Owner

  Beneficial Ownership

  of Class(1)

     Directors and Officers

Geoff Williams *

4,635,000

40.0%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

   Nancy Ah Chong

0

0.0%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

     5% Stockholders

Edward F. Cowle *

4,635,000

40.0%

   c/o 2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

H. Deworth Williams

2,195,445

18.9%

   2681 East Parleys Way, Suite 204

   Salt Lake City, Utah 84109

All directors and officers

4,635,000

40.0%

   a group (2 persons)

 *

Director and/or executive officer

Note:

Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)

Based upon 11,625,000 shares of common stock outstanding on April 6, 2012.

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

Audit Fees

Our auditors, Sadler, Gibb & Associates, billed us $2,500 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2011 and 2010.  They also billed us $3,000 for the review of our quarterly reports during 2010

Audit Related Fees

For the years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by our current auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2011 and 2010, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

  10.1**

Patent Acquisition Agreement

31.1

Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*

Previously filed as an Exhibit to the Form 10-SB filed November 2, 2007.

**

Previously filed as an Exhibit to Form 8-K filed on February 7, 2012

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eastgate Acquisitions Corporation

We have audited the accompanying balance sheets of Eastgate Acquisitions Corporation (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Acquisitions Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses of $29,920 and $24,354 for the years ended December 31, 2011 and 2010, respectively, and accumulated losses of $121,388 as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 10, 2012

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$12,408	$1,020
Accrued interest - related party	17,190	11,213
Note payable - related party	59,590	53,035

Total Current Liabilities	89,188	65,268

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 11,625,000 shares issued
and outstanding	116	116
Additional paid-in capital	32,084	26,084
Deficit accumulated during the development stage	(121,388)	(91,468)

Total Stockholders' Deficit	(89,188)	(65,268)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and
administrative	23,943	18,920	104,198

Total Operating Expenses	23,943	18,920	104,198

LOSS FROM OPERATIONS	(23,943)	(18,920)	(104,198)

OTHER EXPENSES

Interest expense	(5,977)	(5,434)	(17,190)

Total Other Expenses	(5,977)	(5,434)	(17,190)

LOSS BEFORE INCOME TAXES	(29,920)	(24,354)	(121,388)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(29,920)	$(24,354)	$(121,388)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	11,625,000	11,625,000

The accompanying notes are an integral part of these financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.00001 per share	11,625,000	116	384	-	500

Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	11,625,000	116	384	-	500

Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	(3,320)	(3,320)

Balance, December 31, 2004	11,625,000	116	384	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500

Net loss for the year ended
December 31, 2005	-	-	-	(600)	(600)

Balance, December 31, 2005	11,625,000	116	884	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700

Net loss for the year ended
December 31, 2006	-	-	-	(5,555)	(5,555)

Balance, December 31, 2006	11,625,000	116	2,584	(9,475)	(6,775)

Services contributed by shareholders	-	-	5,500	-	5,500

Net loss for the year ended
December 31, 2007	-	-	-	(9,681)	(9,681)

Balance December 31, 2007	11,625,000	116	8,084	(19,156)	(10,956)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(24,309)	(24,309)

Balance, December 31, 2008	11,625,000	116	14,084	(43,465)	(29,265)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(23,649)	(23,649)

Balance, December 31, 2009	11,625,000	116	20,084	(67,114)	(46,914)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2010	-	-	-	(24,354)	(24,354)

Balance, December 31, 2010	11,625,000	$116	$26,084	$(91,468)	$(65,268)

Services contributed by shareholders	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2011	-	-	-	(29,920)	(29,920)

Balance, December 31, 2011	11,625,000	$116	$32,084	$(121,388)	$(89,188)

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(29,920)	$(24,354)	$(121,388)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	6,555	14,900	59,590
Services contributed by shareholders	6,000	6,000	31,700
Changes in operating assets and liabilities:
Accrued interest - related party	5,977	5,434	17,190
Accounts payable	11,388	(1,980)	12,408

Net Cash Used in Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011 and 2010.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Loss (numerator)	$(29,920)	$(24,354)
Shares (denominator)	11,625,000	11,625,000
Per share amount	$(0.00)	$(0.00)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2011 and 2010.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011 and 2010.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$(11,668)	$(9,498)
Contributed services	2,340	2,340
Valuation allowance	9,328	7,158
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010
NOL carryover	$37,530	$28,202
Valuation allowance	(37,530)	(28,202)
Net deferred tax asset	$-	$-

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

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation.

As of December 31, 2011, the Company has not issued any share-based payments to its employees.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $121,072 as of December 31, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

 NOTE 3 - NOTE PAYABLE-RELATED PARTY

Through December 31, 2009, the Company had a note payable to a shareholder of $38,135 for various services provided and expenses paid by a shareholder on behalf of the Company. During 2011 and 2010, the same shareholder paid for additional expenses of $6,555 and $14,990, respectively, which have been accrued in note payable to related party at December 31, 2011 and 2010. The note payable is unsecured, accrues interest at 10% per annum and is due upon demand. As of December 31, 2011 and 2010, the Company owes $17,190 and $11,213 of accrued interest to the related party, respectively.

NOTE 4 - CONTRIBUTED SERVICES

During the years ended December 31, 2011 and 2010, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2011 and 2010.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 5 - SUBSEQUENT EVENTS

On March 19, 2012, the Company effected a forward stock split of all issued and outstanding common stock on a seven and three-quarters (7.75) shares for one (1) basis. The Company’s stock was increased from 1.5 million shares of common stock issued and outstanding to approximately 11.625 million shares following the split. In accordance with ASC 505, the effect of the forward stock split has been retroactively applied to these financial statements.

On January 15, 2012, the Company entered into a Patent Acquisition Agreement to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products. In exchange for the acquired products and technology, the Company has agreed to issue at the closing to the seller 10 million shares of the Company’s authorized, but previously unissued common stock, post-split as discussed below.  The closing of the agreement is contingent upon realizing initial financing of $50,000.  The Company has not entered into any agreement or arrangement to secure the aforementioned funding and there can be no assurance that the Company will be able to raise the funds.

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

Dated:   April 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                 Title

      Date

/S/    GEOFF WILLIAMS

President, C.E.O. and director

April 11, 2012

Geoff Williams

Principal Financial Officer

Principal Accounting Officer

/S/    NANCY AH CHONG

Secretary and Director

April 11, 2012

Nancy Ah Chong

26