Form 10-Q
period 2012-03-31
EASTGATE ACQUISITIONS CORP
filed 2012-05-18
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Outstanding as of May 15, 2012

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

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

14

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

Signatures

15

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at March 31, 2012, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2012 and 2011 and the period from September 8, 1999 (date of inception) to March 31, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$15,658	$12,408
Accrued interest - related party	18,677	17,190
Note payable - related party	60,590	59,590

Total Current Liabilities	94,925	89,188

STOCKHOLDERS' DEFICIT

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 11,625,000 shares issued
and outstanding	116	116
Additional paid-in capital	33,584	32,084
Deficit accumulated during the development stage	(128,625)	(121,388)

Total Stockholders' Deficit	(94,925)	(89,188)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and
administrative	5,750	5,920	109,948

Total Operating Expenses	5,750	5,920	109,948

LOSS FROM OPERATIONS	(5,750)	(5,920)	(109,948)

OTHER EXPENSES

Interest expense	(1,487)	(1,339)	(18,677)

Total Other Expenses	(1,487)	(1,339)	(18,677)

LOSS BEFORE INCOME TAXES	(7,237)	(7,259)	(128,625)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,237)	$(7,259)	$(128,625)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	11,625,000	11,625,000

The accompanying notes are an integral part of these financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(7,237)	$(7,259)	$(128,625)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	1,000	1,020	60,590
Services contributed by shareholders	1,500	1,500	33,200
Changes in operating assets and liabilities:
Accrued interest - related party	1,487	1,339	18,677
Accounts payable	3,250	3,400	15,658

Net Cash Used in
Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

March 31, 2012 and December 31, 2011

         NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

         NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $60,590 and $59,590 at March 31, 2012 and December 31, 2011, respectively.  The balance in interest accrued on the note totaled $18,677 and $17,190 as at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012, Company shareholders performed services valued at $1,500 which have been recorded as a contribution to capital.

         NOTE 5 – SIGNIFICANT EVENTS

The Company on January 15, 2012 it entered into a Patent Acquisition Agreement to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products (collectively referred to as the “Products”).  In exchange for the acquired products and technology, the Company has agreed to issue at the closing to the seller, Anna Gluskin and/or her assigns, 10 million shares of the Company’s authorized, but previously unissued common stock, post-split as discussed below.  The closing of the agreement is contingent upon realizing initial financing of $300,000.  The Company has not entered into any agreement or arrangement to secure the aforementioned funding and there can be no assurance that we will be able to raise the funds.

At the closing of the agreement, the seller will assign to the Company all rights, title and interests in the Products, free and clear of all liens, mortgages, pledges, security interests or other encumbrances.  Also as a condition to the closing, the seller will cause to be filed with the U.S. Patent and Trademark Office and any foreign patent office that is relevant to the Products, all documents and appropriate assignments to transfer and assign the Products and all proprietary rights and technology to the Company.

As a condition of the closing, the Company effected a forward stock split of its issued and outstanding shares of common stock on a 7.75 shares for one share basis.  Which  increased the outstanding shares 11,625,000 shares following the split.  All further references to outstanding common stock reflect the stock split on a retro-active basis.

In addition to the 10 million shares of common stock to be issued to the seller, the agreement provides that at the closing, the Company will issue 10 million shares of common stock to certain individuals in consideration for services rendered for and monies advanced to the Company.  Further, following the closing of the agreement, the Company will name at least two new directors to its board of directors, to be designated by the seller and the Company’s current management.  It is also anticipated that the Company’s name will be

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 5 – SIGNIFICANT EVENTS  (CONTINUED)

changed to a name selected by the board, which name will be intended to reflect the acquisition of Products and the anticipated new business endeavors. The agreement is subject to completion of due diligence and certain other usual conditions.

         NOTE6 – SUBSEQUENT EVENTS

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

Recent Events

Since inception and until January 2012, we have been a development stage company engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more businesses.  On January 15, 2012, we entered into a Patent Acquisition Agreement to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products (collectively referred to as the “Products”).  In exchange for the acquired Products and related technology, we will issue 10 million shares of our authorized, but previously unissued common stock, post-split as discussed below.  The closing of the agreement is contingent upon realizing initial financing of $300,000, which has been revised to $50,000.

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

In addition to the 10 million shares of common stock to be issued to the seller of the Products, the agreement provides that at the closing, we will issue an additional 10 million shares of common stock to certain individuals in consideration for services rendered for and monies advanced to Eastgate.  Further, following the closing of the agreement, we will name at least two new directors to our board of directors, to be designated by the seller and our current management.  It is also anticipated that our corporate name will be changed to a name selected by the board, which name will be intended to reflect the acquisition of Products and our anticipated new business endeavors. The agreement is subject to completion of due diligence and certain other usual conditions.

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

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended March 31, 2012 (“first quarter”), we incurred a net loss of $4,462, a 39% decrease compared to a $7,259 loss during the comparable first quarter of 2011.  The decreased loss for the first quarter of 2012 is attributed to the 50% decrease in general and administrative expenses from $5,920 for the first quarter of 2011 period to $2975 for the 2012 first quarter.  The decrease in general and administrative expenses during the first quarter of 2012 was primarily due to decreased legal and accounting costs related to our requisite SEC filings.  Also, interest expense of $1,487 for the first quarter of 2012 increased 11% from $1,339 for the first quarter of 2011, attributed to an increase in loans from stockholders during the quarter.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the first quarter of 2012, a principal stockholder paid our ongoing expenses.  At March 31, 2012 we had a note payable - related party of $60,590, compared to $59,590 at December 31, 2011.  The increase represents additional expenses paid by the stockholder during the first three months of 2012.  Accrued interest – related party at March 31, 2012 was $18,677 compared to $17,170 at December 31, 2011, which reflects the added interest on the payable – related party.  Accounts payable increased from $12,408 at December 31, 2011 to $12,883 at March 31, 2012, reflecting an increase in unpaid obligations.

At March 31, 2012, we had a stockholders’ deficit of $92,150 compared to a stockholders' deficit of $89,188 at December 31, 2011.  The increase in stockholders' deficit is primarily attributed to ongoing general and administrative expenses, principally legal and accounting costs.

Plan of Operation

We anticipate closing the acquisition of Products during May 2012.  At the time of closing, of which there can be no assurance, we will establish a plan to develop the Products for the next 12 months.  In the event the acquisition is not finalized, we will continue to seek out new business opportunities.

If we conclude the acquisition of Products, we will become engaged in the development and ultimate formulation of other novel formulations of natural compounds and OTC products that have limitations in effective use for human consumption. We intend to accomplish this by using a proprietary self-emulsifying drug delivery systems, predominantly forming nanoemulsions. We anticipate that we will be able to develop patentable formulations of pharmaceutical, nutraceutical food supplements and consumer health products that can be used for treatment of various diseases and symptoms. By using a self-emulsifying drug delivery technology, we believe that the resulting products will enable lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.

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

We do not intend to immediately use employees, with the possible exception of part-time clerical assistance on an as-needed basis.  We will most likely initially use outside advisors or consultants as requisite funds are available.  We do not anticipate making any significant capital expenditures until we have sufficient funds.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mine Safety Disclosures

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

Exhibit 101*

Interactive Data File

*

In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGATE ACQUISITIONS CORPORATION

Date:  May 18, 2012

By:  /S/   GEOFF WILLIAMS

Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)

15