Form 10-Q
period 2012-06-30
EASTGATE ACQUISITIONS CORP
filed 2012-08-20
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of August 20, 2012

Common Stock, $0.00001 par value

       31,625,000

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

11

Item 4(T).

Controls and Procedures

11

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 1A.

Risk Factors

13

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at June 30, 2012, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2012 and 2011 and the period from September 8, 1999 (date of inception) to June 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$84,054	$12,408
Accrued interest - related parties	20,162	17,190
Payable - related parties	113,842	59,590

Total Current Liabilities	218,058	89,188

STOCKHOLDERS' DEFICIT

Common stock;20,000,000 shares authorized, at $0.00001 par value, 31,625,000
and 11,625,000 shares issued and outstanding, respectively	316	116
Additional paid-in capital	134,884	32,084
Deficit accumulated during the development stage	(353,258)	(121,388)

Total Stockholders' Deficit	(218,058)	(89,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	111,459	-	111,459	-	111,459
General and administrative	111,689	4,115	117,439	10,035	221,637

Total Operating Expenses	223,148	4,115	228,898	10,035	333,096

LOSS FROM OPERATIONS	(223,148)	(4,115)	(228,898)	(10,035)	(333,096)

OTHER EXPENSES

Interest expense	(1,485)	(1,396)	(2,972)	(2,735)	(20,162)

Total Other Expenses	(1,485)	(1,396)	(2,972)	(2,735)	(20,162)

LOSS BEFORE INCOME TAXES	(224,633)	(5,511)	(231,870)	(12,770)	(353,258)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(224,633)	$(5,511)	$(231,870)	$(12,770)	$(353,258)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	20,291,667	11,625,000	15,934,392	11,625,000

The accompanying notes are an integral part of these condensed financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Six Months Ended		1999 Through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(231,870)	$(12,770)	$(353,259)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	54,252	4,555	113,842
Common stock issued for services	100,000	-	100,000
Services contributed by shareholders	3,000	3,000	34,700
Changes in operating assets and liabilities:
Change in accrued interest	2,972	2,735	20,162
Change in accounts payable	71,646	2,480	84,055
Net Cash Used in
Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES
Common stock issued for cash	-	-	500
Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

         NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a payable related parties. The notes bear interest at 10 percent, are unsecured and are due and payable upon demand. The balance of this payable totaled $113,842 and $59,590 at June 30, 2012 and December 31, 2011, respectively.  The balance in interest accrued on the note totaled $20,162 and $17,190 as at June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012, the Company issued 10,000,000 shares of its common stock to a Company officer for patents and services. The patents were valued at $0 and the services were valued at $50,000 and have been recorded in equity.

During the six months ended June 30, 2012, Company shareholders performed services valued at $3,000 which have been recorded as a contribution to capital. During the same period, the Company authorized the issuance of 10,000,000 shares of its common stock for services valued at $50,000.

NOTE 5 – COMMON STOCK

On March 6, 2012 the Company effected a forward stock split of its issued and outstanding shares of common stock on a 7.75 shares for one share basis.  Prior to the forward stock split, the Company had 1.5 million shares of common stock issued and outstanding, which increased to 11,625,000 following the split.

         NOTE 6 – SUBSEQUENT EVENTS

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

Recent Events

On January 15, 2012 Eastgate Acquisitions Corporation (“Eastgate” or the ”Company”) announced that it had entered into a Patent Acquisition Agreement (“Acquisition Agreement”) to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products (collectively referred to as the “Acquired Products”).  The Acquisition Agreement was finalized and closed on May 22, 2012.

In exchange for the Acquired Products and technology, Eastgate issued at the closing to the seller, Anna Gluskin and/or her assigns, 10 million shares of Eastgate’s authorized, but previously unissued common stock, post-split as discussed below.  The closing of the Acquisition Agreement was initially contingent upon realizing financing of $300,000, which was subsequently reduced to $50,000.

In addition to the 10 million shares of common stock issued to the seller, the Acquisition Agreement provides that Eastgate issue 10 million shares of common stock to certain individuals in consideration for services rendered for and monies advanced to Eastgate. Those shares were issued to TGT Investment Management Inc.  Further, we have named three new directors to the board of directors.  We also anticipate that we will eventually change our corporate name to reflect the development and commercialization of the Acquired Products and our new business endeavors.

The Acquisition Agreement contains the typical representations and warranties of the parties. As a result of the closing, the seller will file with the U.S. Patent and Trademark Office and any foreign patent office that is relevant to the Acquired Products, and any other necessary parties and/or agencies, all documents and appropriate assignments to transfer and assign the Acquired Products and all proprietary rights and technology related thereto, to Eastgate. Accordingly, Eastgate will own all rights, title and interests in the Acquired Products, free and clear of all liens, mortgages, pledges, security interests or other encumbrances.

In anticipation of the closing, on March 6, 2012 we effected a forward stock split of Eastgate’s issued and outstanding shares of common stock on a 7.75 shares for one share basis. Prior to the forward stock split, we had 1.5 million shares of common stock issued and outstanding, which increased to 11,625,000 shares following the split.  All further references herein to our outstanding common stock will be on a post-split basis.

The Company intends to request a market maker to apply to have our common stock quoted on the Over-The-Counter Bulletin Board (“OTCBB”) maintained by the Financial Industry Regulatory Authority (“FINRA”). There can be no assurance that the market maker will be successful in such application or that our shares will qualify for trading on the OTCBB or any other trading medium.

As a result of the acquisition of Acquired Products, we have become engaged in developing, formulating and ultimately commercializing innovative pharmaceutical, nutraceutical, food supplements and consumer health products. We intend to apply novel technologies for improvement of efficacy of the Acquired Products, based on natural or well-established compounds.  It is our intention to complete formulation of the Acquired Products and to ultimately market the commercialized products and compounds.

Results of Operations

During the three month period ended June 30, 2012 (“second quarter”), we incurred a net loss of $224,633, a $219,122 increase compared to a $5,511 loss during the comparable second quarter of 2011.  The increased loss for the first quarter of 2012 is attributed to the increase in general and administrative expenses from $4,115 for the first quarter of 2011 period to $111,689 for the 2012 second quarter.  The increase in general and administrative expenses during the first half of 2012 was primarily due to the development of pharmaceutical operations.  Also, interest expense of $1,485 for the second quarter of 2012 increased from $1,396 for the second quarter of 2011.

We have not recorded any revenues since inception.  During the six month period ended June 30, 2012 (“first half”), we incurred a net loss of $230,870, a $218,100 increase compared to a $12,770 loss during the comparable first half of 2011.  The increased loss for the second half of 2012 is attributed to the increase in general and administrative expenses from $10,035 for the second half of 2011 period to $117,439 for the 2012 first half.  The increase in general and administrative expenses during the first quarter of 2012 was primarily due to the development of pharmaceutical operations.  Also, interest expense of $2,972 for the second half of 2012 increased from $2,735 for the first half of 2011, attributed to an increase in loans from stockholders during the quarter.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the first half of 2012, a principal stockholder paid our ongoing expenses.  At June 30, 2012 we had a note payable - related parties of $113,842, compared to $59,590 at December 31, 2011.  The increase represents expenses paid by a related party in connection with the patent of products during the first six months of 2012.  Accrued interest – related party at June 30, 2012 was $20,162 compared to $17,190 at December 31, 2011, which reflects the added interest on the payable – related parties.  Accounts payable increased from $12,408 at December 31, 2011 to $84,054 at June 30, 2012, reflecting an increase in unpaid expenses related to patent of products.

At June 30, 2012, we had a stockholders’ deficit of $218,058 compared to a stockholders' deficit of $89,188 at December 31, 2011.  The increase in stockholders' deficit is primarily attributed to ongoing general and administrative expenses, principally legal and accounting costs.

Plan of Operation

Following the closing of the Acquisition Agreement we have become engaged in the development and ultimate formulation of other novel formulations of natural compounds and OTC products that have limitations in effective use for human consumption.  We believe our self-emulsifying drug delivery technology can improve the efficacy of existing products and formulations based on natural or well-established compounds and known biologically active compounds. We intend to conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

The Acquisition Agreement enabled us to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products. We have not formulated any final products or received receive approvals from any regulatory agencies or generated any revenues from product sales. We have not been profitable since our inception through the current date.

We expect to incur significant operating losses for the next several years and until we are able to formulate a commercially viable product.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

●

Continue to undertake formulation of novel products and subsequent preclinical and clinical trials for our product candidates;

●

Seek regulatory approvals for our product candidates;

●

Develop, formulate, manufacture and commercialize our products;

●

Implement additional internal systems and develop new infrastructure;

●

Acquire or in-license additional products or technologies, or expand the use of our technology;

●

Maintain, defend and expand the scope of our intellectual property; and

●

Hire qualified personnel.

Future product revenue will depend on our ability to develops, receive regulatory approvals for, and successfully market, our product candidates. In the event that our development efforts result in regulatory approval and successful commercialization of our product candidates, we will generate revenue from direct sales of our products and/or, if we license our products to future collaborators, from the receipt of license fees and royalties from licensed products.

Management estimates that our research and development expenses for the next 12 months will be approximately $4 million, primarily for research and pilot studies.  We also estimate that other expenses, including personnel, general and administrative and miscellaneous expenses could be as much as $1 million during the same time period.  Because we currently have no revenues, most likely the only source of funding these expenses will be through the private sale of our securities, either equity or debt.  We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time.  If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely.  There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

Forward-Looking and Cautionary Statements

Statements contained in this current report which are not historical facts, may be considered “forward-looking statements,” which term is defined by the Private Securities Litigation Reform Act of 1995.  Any “safe harbor under this Act does not apply to a “penny stock” issuer, which definition would include the Company. Forward-looking statements are based on current expectations and the current economic environment.  We caution readers that such forward-looking statements are not guarantees of future performance.  Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

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

EASTGATE ACQUISITIONS CORPORATION

Date:  August 20, 2012

By:  /S/   ANNA GLUSKIN

Anna Gluskin

President, C.E.O. and Director

(Principal Accounting Officer)

12