Form 10-Q
period 2012-09-30
EASTGATE ACQUISITIONS CORP
filed 2012-10-26
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

Outstanding as of October 26, 2012

Common Stock, $0.00001 par value

       31,625,000

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 4(T).

Controls and Procedures

12

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 1A.

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at September 30, 2012, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2012 and 2011 and the period from September 8, 1999 (date of inception) to September 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$134,722	$12,408
Accrued interest - related party	25,790	17,190
Payable - related party	223,270	59,590

Total Current Liabilities	383,782	89,188

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 31,625,000 and 11,625,000
shares issued and outstanding, respectively	316	116
Additional paid-in capital	134,884	32,084
Deficit accumulated during the development stage	(518,982)	(121,388)

Total Stockholders' Deficit	(383,782)	(89,188)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From
					Inception on
					September 8,
	For the Three Months Ended		For the Nine Months Ended		1999 Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	-	-	111,459	-	111,459
Research and development	38,684	-	59,127	-	59,127
General and administrative	121,412	4,350	218,408	14,385	322,606
Total Operating Expenses	160,096	4,350	388,994	14,385	493,192

LOSS FROM OPERATIONS	(160,096)	(4,350)	(388,994)	(14,385)	(493,192)

OTHER EXPENSES
Interest expense	(5,628)	(1,452)	(8,600)	(4,187)	(25,790)
Total Other Expenses	(5,628)	(1,452)	(8,600)	(4,187)	(25,790)

LOSS BEFORE INCOME TAXES	(165,724)	(5,802)	(397,594)	(18,572)	(518,982)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(165,724)	$(5,802)	$(397,594)	$(18,572)	$(518,982)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	31,625,000	11,625,000	21,260,036	11,625,000

The accompanying notes are an integral part of these condensed financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			From
			Inception on
			September 8,
	For the Nine Months Ended		1999 Through
	September 30,		September 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(397,594)	$(18,572)	$(518,982)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	163,680	5,555	223,270
Common stock issued for services	100,000	-	100,000
Services contributed by shareholders	3,000	4,500	34,700
Changes in operating assets and liabilities:
Change in accrued interest	8,600	4,187	25,790
Change in accounts payable	122,314	4,330	134,722

Net Cash Used in
Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

September 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

September 30, 2012 and December 31, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

         NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 10 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $223,270 and $59,590 at September 30, 2012 and December 31, 2011, respectively.  The balance in interest accrued on the note totaled $25,790 and $17,190 at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012, the Company issued 10,000,000 shares of its common stock to a Company officer for patents and services. The patents were valued at $0 and the services were valued at $50,000 and have been recorded in equity.

During the nine months ended September 30, 2012, Company shareholders performed services valued at $3,000 which have been recorded as a contribution to capital. During the same period, the Company authorized the issuance of 10,000,000 shares of its common stock for services valued at $50,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

During 2011 and 2012, an officer of the Company has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $500 per month of service and have been recorded as capital contributions of $3,000 and $6,000 as of the periods ending September 30, 2012 and December 31, 2011, respectively.

On May 22, 2012 pursuant to a patent acquisition agreement, the Company issued 10,000,000 shares of common stock valued at $0.005 per share to a Company officer in exchange for patent rights contributed, and forgiveness of debt to a related party of $50,000.  Also pursuant to the patent acquisition agreement, the Company issued an additional 10,000,000 shares of common stock to a third party in exchange for patent rights, valued also at $0.005 per share.

         NOTE 6 – SUBSEQUENT EVENTS

On October 23, 2012 the Company entered into a promissory note agreement whereby the Company received $100,000 from a related party. The note accrues interest at a rate of 5% per annum, is unsecured and is due on demand.

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Recent Events

In January 2012 we entered into a Patent Acquisition Agreement (“Acquisition Agreement”) to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products (collectively referred to as the “Acquired Products”).  The Acquisition Agreement was finalized and closed on May 22, 2012.

In exchange for the Acquired Products and technology, we issued at the closing to the seller, Anna Gluskin and/or her assigns, 10 million shares of Eastgate’s authorized, but previously unissued common stock, post-split as discussed below.  The closing of the Acquisition Agreement was initially contingent upon realizing financing of $300,000, which was subsequently reduced to $50,000.

In addition to the 10 million shares of common stock issued to the seller, the Acquisition Agreement provides that we issue 10 million shares of common stock to certain individuals in consideration for services rendered for and monies advanced to Eastgate. Those shares were issued to TGT Investment Management Inc.  We also named three new directors to the board of directors and anticipate that we will eventually change our corporate name to reflect the development and commercialization of the Acquired Products and our new business endeavors.

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

We are a development stage company with limited historical operations prior to finalizing the Acquisition Agreement.  We anticipate that in the immediate future, necessary funds to maintain our corporate viability will most likely be provided by officers, directors and/or principal stockholders.  Unless we are able to obtain adequate capital to fund operating losses until we become profitable, there is substantial doubt about our ability to continue as a going concern.

Forward Stock Split

In anticipation of closing the Acquisition Agreement, on March 6, 2012 we effected a forward stock split of Eastgate’s issued and outstanding shares of common stock on a 7.75 shares for one share basis. Prior to the forward stock split, we had 1.5 million shares of common stock issued and outstanding, which increased to 11,625,000 shares following the split. Taking into consideration the issuance of shares pursuant to the Acquisition Agreement, we presently have issued and outstanding 31,625,000 shares of common stock.  All further references herein to our outstanding common stock will be on a post-split basis.

Results of Operations

We have not recorded any revenues since inception.  During the three month period ended September 30, 2012 (“third quarter”), we incurred a net loss of $165,724, an increase of $159,922 when compared to our net loss of $5,802 for the third quarter of 2011.  The increased net loss is primarily attributed to the increase in general and administrative expenses, from $4,350 for the third quarter of 2011 to $121,412 for the 2012 third quarter, due to the development of our pharmaceutical operations. We also incurred $38,684 in research and development expenses for the third quarter of 2012 related to our pharmaceutical operations.  Interest expense of $5,628 for the third quarter of 2012 increased from $1,452 for the third quarter of 2011, attributed to an increase in loans from stockholders during the quarter.

During the nine month period ended September 30, 2012 (“first nine months”), we incurred a net loss of $397,594, an increase of $379,022 when compared to the $18,572 net loss for the comparable 2011 period.  The increased loss for the first nine months of 2012 is primarily attributed to the increase in general and administrative expenses from $14,385 for the 2011 period to $218,408 for the 2012 period.  We also incurred $59,127 in research and development expenses for the first nine months of 2012, which together with the increase in general and administrative expenses, is attributed to development of our pharmaceutical operations.  Additionally, we recorded professional fees of $111,459 for the first nine months of 2012 primarily due to expenses related to the acquisition of the Acquired Products and to costs related to our periodic reporting obligations with the SEC.  Interest expense of $8,600 for the first nine months of 2012 increased from $4,187 for the comparable 2011 period, attributed to an increase in loans from stockholders during the period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the first nine months of 2012, ongoing expenses were paid by principal stockholders.  As of September 30, 2012 and December 31, 2011, we had $0 cash on hand.  On October 23, 2012, the company entered into a demand promissory note agreement whereby we received $100,000 from a related party. At September 30, 2012 we had a payable - related party of $223,270, compared to $59,590 at December 31, 2011.  The increase represents additional payment of ongoing expenses by related parties during the first nine months of 2012.  Accrued interest – related party at September 30, 2012 was $25,790 compared to $17,190 at December 31, 2011, which reflects the added interest on the payable – related party.  Accounts payable increased from $12,408 at December 31, 2011 to $134,722 at September 30, 2012, reflecting an increase in unpaid obligations.

At September 30, 2012, we had a stockholders’ deficit of $383,782 compared to a stockholders' deficit of $89,188 at December 31, 2011.  The increase in stockholders' deficit is primarily attributed to ongoing general and administrative expenses and additional professional fees, principally legal and accounting costs, and research and development expenses.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $54,312 as of December 31, 2011.  This loss carry forward may be offset against future taxable income through the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2011 or the nine month period ended September 30, 2012 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Forward-Looking and Cautionary Statements

Statements contained in this report which are not historical facts, may be considered "forward-looking statements," which term is defined by the Private Securities Litigation Reform Act of 1995.  Any “safe harbor under this Act does not apply to a “penny stock” issuer, which definition would include the Company.  Forward-looking statements are based on current expectations and the current economic environment.  We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.

Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

Mine Safety Disclosures

This Item is not applicable.

Item 5.

Other Information

This Item is not applicable.

Item 6.

Exhibits

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

          EASTGATE ACQUISITIONS CORPORATION

Date:  October 26, 2012

By:  /S/   ANNA GLUSKIN

Anna Gluskin

Chief Executive Officer

(Principal Executive Officer)

Date:  October 26, 2012

By:  /S/   BRIAN LUKIAN

Brian Lukian

Chief Financial Officer

(Principal Accounting Officer)

14