Form 10-K/A
period 2011-12-31
EASTGATE ACQUISITIONS CORP
filed 2013-03-26
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for Eastgate Acquisitions Corporation amends the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 11, 1012.  This Amendment No. 1 is being filed solely to include the revised Report of Independent Registered Public Accounting Firm for the December 31, 2011financial statements of Sadler, Gibb & Associates, L.L.C., to encompass the cumulative period from inception through December 31, 2011.

PART  IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Exhibits

Exhibit No.

          Exhibit Name

 3.1*

Certificate of Incorporation

 3.2*

By-Laws

 4.1*

Instrument defining rights of stockholders (See Exhibit No. 3.1, Certificate of Incorporation)

10.1**

Patent Acquisition Agreement

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Previously filed as an Exhibit to the Form 10-SB filed November 2, 2007.

**

Previously filed as an Exhibit to Form 8-K filed on February 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eastgate Acquisitions Corporation

We have audited the accompanying balance sheets of Eastgate Acquisitions Corporation, as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Acquisitions Corporation, as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

Eastgate Acquisitions Corporation

 By:     /S/   ANNA GLUSKIN

                Anna Gluskin

Chief Executive Officer

(Principal Executive Officer

Dated:   March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

                 Title

      Date

/S/    ANNA GLUSKIN

Chief Executive Officer and Director

March 26, 2013

Anna Gluskin

(Principal Executive Officer)

/S/    MIRJANA HASANAGIC

President and Director

March 26, 2013

Mirjana Hasanagic

/S/    BRIAN LUKIAN

Chief Financial Officer and Director

March 26, 2013

Brian Lukian

(Principal Accounting Officer)

/S/    GEOFF WILLIAMS

Director

March 26, 2013

Geoff Williams

/S/    NANCY AH CHONG

Secretary and Director

March 26, 2013

Nancy Ah Chong