Form 10-K
period 2012-12-31
EASTGATE ACQUISITIONS CORP
filed 2013-04-16
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Yes [  ]   No [ X ]

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

The number of shares of the registrant’s common stock outstanding as of April 12, 2013 was 31,625,000.

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

13

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

15

Signatures

26

PART I

Item 1.

Business.

Business Development

History

Eastgate Acquisitions Corporation, a Nevada corporation organized on September 8, 1999, has been a development stage company engaged in investigating prospective business opportunities with the intent to acquire or merge with one or more businesses.  In March 2002, we changed our corporate name to Talavera’s Fine Furniture in anticipation of making an acquisition.  However, the acquisition was not finalized and in November 2006, we changed our name back to Eastgate Acquisitions.  In October 2007, the name was changed to Eastgate Acquisitions Corporation and we continued our search for business opportunities.

On May 22, 2012, we finalized the Patent Acquisition Agreement (“Acquisition Agreement”) to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products (collectively referred to as the “Acquired Products”).

In anticipation of the Acquisition Agreement, on March 6, 2012 we effected a forward stock split of our issued and outstanding shares of common stock on a 7.75 shares for one share basis. Prior to the forward stock split, we had 1.5 million shares of common stock issued and outstanding, which increased to 11,625,000 shares following the split.  All further references herein to our common stock will be on a post-split basis.

In exchange for the Acquired Products and technology, we issued at the closing to the seller, Anna Gluskin and/or her assigns, 10 million shares of Eastgate’s authorized, but previously unissued common stock, post-split.  The closing of the Acquisition Agreement was initially contingent upon realizing financing of $300,000, which was subsequently reduced to $50,000.

In addition to the 10 million shares of common stock issued to the seller, the Acquisition Agreement provided for the issuance of 10 million shares of common stock to other persons in consideration for services rendered for and monies advanced to Eastgate. Those shares were issued to TGT Investment Management Inc.

Upon closing the Acquisition Agreement, we have become engaged in developing, formulating and ultimately commercializing innovative pharmaceutical, nutraceutical, food supplements and consumer health products. We intend to apply novel technologies for improvement of efficacy of the Acquired Products, based on natural or well-established compounds.  It is our intention to complete formulation of the Acquired Products and to ultimately market commercialized products and compounds.

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

Intended Business Activities

We have a limited operating history and make no representation, nor is any intended, that we will be able to successfully carry on future business activities.   Our goal is to develop novel formulations of natural compounds and OTC products that have limitations in effective use for human consumption, by using a proprietary, self-emulsifying drug delivery system, predominantly forming nanoemulsions.  We anticipate that we will be able to develop patentable improved formulations of such products that can be used for treatment of various diseases and symptoms. By using a self-emulsifying drug delivery technology, we believe that the resulting products will enable lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.  The self-emulsifying drug delivery technology includes two different approaches that we believe can improve the effectiveness of poorly bioavailable drugs and provide new methods of delivery, namely, (i) self-nanoemulsifying vehicle for oral or topical use and (ii) delivery systems with improved solubility of incorporated compounds.

Our fundamental strategy is to develop patentable, improved formulations of products that can be used for treatment of various diseases and symptoms.  We believe that insoluble, biologically active compounds remain a serious problem for modern drug development because many drugs are described as insoluble or poorly soluble in water. Most natural products, herbal extracts and essences are insoluble in water. Further, traditional approaches used to overcome low solubility may result in clinical problems ranging from low and erratic bioavailability to serious side effects, such as local irritation. Our self-emulsifying drug delivery technology is designed to develop products with visible advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.

We are engaged in the development and ultimate formulation of other novel formulations of natural compounds and OTC products, which have perceived limitations in effective use for human consumption. We intend to accomplish this by using a proprietary, self-emulsifying drug delivery systems, predominantly forming nanoemulsions. We anticipate that we will be able to develop patentable formulations of pharmaceutical, nutraceutical food supplements and consumer health products that can be used for treatment of various diseases and symptoms. By using a self-emulsifying drug delivery technology, we believe that the resulting products will enable lower dosing, fewer side effects and alternative dosage forms, as well as commercial advantages, such as extended patent protection and broader use.

The self-emulsifying drug delivery technology includes two different approaches to improve the effectiveness of poor bioavailable drugs and provides new methods of delivery. These consist of (i) a self-nanoemulsifying vehicle for oral or topical use, and (ii) a delivery system with improved solubility of incorporated compounds. We believe that our technologies can improve the efficacy of existing products and formulations based on natural or well-established compounds and known biologically active compounds.

In developing our products, we intend to use modern delivery technologies. Some examples are:

●

nanoemulsification,

●

polymer-lipid mixed micelles,

●

enhanced sublingual and transmucosal drug transport from various fast dissolving / fast absorbing oral forms, and

●

bioavailability improvement of poorly soluble compounds for molecules with known biological activity and well established safety profiles.

We believe these methods may decrease requirements for preclinical investigations and clinical testing, accelerate the clinical approval process, shorten the time to market, and simplify the steps of the product development process. This is possible for drugs that are similar or equivalent to ones already approved the Federal Drug Administration (“FDA”). Section 505(b)(2) of the FDA New Drug Application permits a company to obtain FDA approval of a New Drug Application (“NDA”) without conducting the full complement of safety and efficacy trials. An applicant under Section 505(b)(2) may use the original filer’s information and to rely on published studies to demonstrate the safety and effectiveness of the new drug. We are presently applying our technology only to known compounds that have been previously approved by the FDA. Thus, we believe that we will be able to use Section 505(b)(2) in order to decrease the approval time for our products, although there can be no assurance of this.

Our products being developed contain several existing formulations based on natural compounds in the areas of wellness, health protection, infection control and treatment, skin improvement, weight and blood glucose management.  Many of our products are made of herbal essential oils and extracts, which have shown efficacy in treatment and prevention of urinary tract infections and cystitis, liver diseases, gastric ulcers, skin papilloma and other disorders. Additionally, some products use nanoemulsions and solubilized systems with enhanced absorption via topical and transmucosal ways. These products are designed to fulfill the demand in treatment of different medical conditions, which are not well addressed with existing pharmaceutical or natural medicines.

Our technologies use carrier components that we believe are safe and approved for human consumption and can be manufactured using common equipment. We believe that these approaches are patentable and suitable for wide variety of active compounds. They can be applied to a variety of components and allow development of products for different applications and different routes of administration.

In October 2012, our CEO, Anna Gluskin, contributed to the company the entity Eastgate Pharmaceuticals Inc., a Province of Ontario, Canada corporation, of which Ms. Gluskin was the sole shareholder, officer and director. As a result of the transaction, Eastgate Pharmaceuticals became and will operate as our wholly owned subsidiary. Initially, we deposited into Eastgate Pharmaceuticals the $100,000 proceeds from a demand promissory note and subsequently the subsidiary was the signing party to a distribution agreement we entered into with Mediq Dansmark A/S in December 2012. We anticipate that we may conduct many of our future operations in Canada through the subsidiary.

Glossary of Terms

To better understand the information discussed herein, we are including the following description of some of the terms used herein.

Bioavailability.  A measurement of the rate and extent to which a drug is absorbed into the blood stream.  An increase of bioavailability of 50% may allow for a decrease in the necessary dosage of the drug by 1.5 times, subsequently diminishing the side effects.

Bioadhesion.   A property of a substance to adhere to body tissues and remain there for an extended period of time.

Chylomicrons.  Chylomicrons are lipoprotein particles formed from digested food lipids, created by the absorptive cells of the small intestine. They transport required lipids to the liver, spleen, cardiac and skeletal muscle tissue, where their content is unloaded by the activity of the enzymes.  Chylomicrons have a diameter of 75 to 1,200 nanometers (“nm”). They are released into lymphatic vessels in the small intestine and are then secreted into the bloodstream.

Emulsion.  A mixture of two liquids that are normally not miscible (unblendable). In oil-in-water emulsion, for example, liquid oil is dispersed in the water with help of surfactant.

Hydrophobic compounds.  Compounds that are repelled by water and are usually insoluble in water. Examples of hydrophobic compounds include oils, fats, waxes and greasy substances. The word hydrophobic is constructed of two Greek words; hydro – water, and phobe – fear, which means something with a fear of water.

High drug payloads.  Relates to formulations with increased loading of the drug, which is usually poorly soluble and cannot be incorporated into traditional dosage forms. These conventional formulations have low bioavailability and limited efficacy

Homogeneous vehicle of water miscible non-irritating polar solvents and pharmaceutically acceptable surfactants.  Relates to efficient vehicle for enhanced local and transdermal delivery of hydrophobic poorly soluble compounds.

In situ.  Describes the process happening in the moment of combining of two different phases or components. Nanoemulsion forms “in situ” after combining of SNEDDS (defined below) and water media without use of any special equipment or application of additional force.

Micelles and polymer-lipid micelles.  A micelle is an aggregate of surfactant molecules, having polar heads and non-polar tails.  A typical micelle in aqueous solution forms an aggregate with the hydrophilic "head" regions in contact with while the hydrophobic tails form the micelle core. The driving force for spontaneous micelle formation is the hydrophobic interaction. Combination of some surfactants, lipidic components and polymeric molecules leads to formation of “polymer-lipid mixed micelles.” These mixed micelles demonstrate high drug loading and improved stability

Nanoemulsion.  Nanoemulsion is thermodynamically stable emulsion where two immiscible liquids (water and oil phases) are mixed to form a biphasic system by means of an appropriate surfactants. Nanoemulsion droplet sizes fall typically in the narrow range of 10-200 nm and show narrow size distributions. The use of nanoemulsions as drug carriers show promise for the future of cosmetics, diagnostics, drug therapies, and biotechnology.

Nanoemulsification and self-nanoemulsifying drug delivery system (SNEDDS). Self-emulsifying microemulsions (SMEDDS) or self-emulsifying nanoemulsions (SNEDDS) are homogenous mixtures of natural or synthetic oils, surfactants and, sometimes, one or more pharmaceutical compounds. During combining of  self-emulsifying composition with aqueous media, such as saliva, blood, gastrointestinal (GI) fluid and other, a fine oil-in-water (o/w) emulsion with average droplets size smaller than 300 nm, usually in range 10-100 nm forms immediately (“ in situ” nanoemulsification). Fine oil droplets are absorbed rapidly in the gastro-intestinal tract. In contrast to traditional submicron emulsions, SNEDDS are physically stable formulations that are easy to manufacture. Additionally, SNEDDS may improve the rate and extent of drug absorption and pharmacokinetics parameters of lipophilic drugs

Surfactants.  A surfactant is a compound that stabilizes mixtures of oil and water by reducing the surface tension at the interface between the oil and water phases. Because water and oil do not dissolve in each other, a surfactant has to be added to the mixture to keep droplets from merging and separating into layers.

Product Overview

Our fundamental strategy is to develop patentable, improved formulations of products that can be used for treatment of various diseases and symptoms.  Low solubility of many biologically active compounds remain a serious problem for modern drug development, with over one-third of the drugs described as insoluble or poorly soluble in water. Many natural products, herbal extracts and essential oils are insoluble in water. Further, traditional approaches used to overcome low solubility can result in clinical problems ranging from low and erratic bioavailability to serious side effects such as local irritation. We believe that our self-emulsifying drug delivery technology is designed to develop products with visible advantages, such as lower dosing, fewer side effects and alternative dosage forms, as well as anticipated commercial advantages, such as extended patent protection and broader use. We believe this technology can improve the effectiveness of poorly bioavailable drugs and provide new methods of delivery.

Self-Emulsifying vehicle for oral use

Our self-emulsifying vehicle is a delivery system built with a combination of scientifically selected, physiologically acceptable components in a predetermined ratio. All active components are dissolved in the vehicle which provides an immediate formation of oil-in-water emulsion after contact with water media. The oil droplets of the formed emulsion are smaller than 300 nm, sometimes as small as 10-30 nm. Biologically active components remain associated with the oil droplets of the formed emulsion.

We believe that incorporation of active ingredients into the emulsion helps to improve bioavailability since small oil droplets are absorbed more easily in the gastro-intestinal tract. This delivery vehicle increases drug loading through a unique combination of polarity and hydrophobicity of the carrier components (US Patent pending). Self-emulsifying vehicle usually exhibits taste masking properties hiding unpleasant taste of included components.

Self-nanoemulsifying technology could improve bioavailability by:

●

Increasing the solubility of the active components (drugs, oils and herbal extracts) and total loading;

●

 “In situ” forming extremely stable nanoemulsions without any application of external force; and

●

Active transport of fine drug-loaded oil droplets in gastro-intestinal tract active transportation pathways by mimicking usual behavior of chylomicrons.

Our new proprietary formulations are built with safe, well-established components approved for human use.  We believe our products are stable, have low irritation potential and can be manufactured with readily available industry-standard equipment. We further believe they improve the systemic delivery of biologically active compounds, natural essential oils, lipophilic vitamins, such as D, E, A and K, and other compounds.

Oral delivery in self-emulsifying vehicles provides an alternative to other methods of administration and allows selected compounds to be administered more effectively, at lower doses, with fewer adverse events and improved patient compliance.

Delivery Systems with Improved Solubility of Incorporated Compounds

Our approach for improved delivery of various herbal extracts, essential oils and hydrophobic compounds is based on the use of self-nanoemulsifying delivery systems. Such systems could be administered via oral, sublingual, buccal, tranmucosal and topical routes. The major factor to improve bioavailability of included insoluble active compounds is preventing the precipitation of these components after contact with water media, such as saliva, sweat, and blood.

Different water-insoluble compounds have been formulated demonstrating the following:

●

Lower toxicity and irritation potential;

●

Controlled absorption with a reduction in variability;

●

Targeted release of the drug to specific areas;

●

Improved bioavailability of poorly soluble compounds;

●

Improved dissolution rate;

●

Low local irritation;

●

Bio adhesion to oral mucosa for maximal penetration;

●

High drug payloads; and

●

Lower manufacturing cost.

Topical products, based on a solubility-improved platform, have been successfully developed for the treatment of plantar warts, for delivery of poorly soluble antifungal, and for skin application of various hydrophobic herbal extracts with enhanced efficacy.

Business Strategy

Our primary business strategy capitalizes on the growing interest in three related areas:

1.

Developing innovative therapeutic products.  Our goal is to discover, develop and commercialize innovative therapeutic products, improve efficacy of the existing compounds by using our delivery technologies, and incorporate poorly soluble compounds having known biological activity and well established safety profiles into novel dosage forms.

2.

Prevention of disease. Due to the escalating cost of health care, there is much interest in the prevention of disease. It is generally more efficient and productive to maintain good health and prevent disease than it is to treat illness. We believe that prophylactics and disease prevention is the most effective way to improve health and lower health care costs.

3.

Alternative health care including dietary supplements and nutraceuticals. People are increasingly interested in alternative approaches to health care. Many people seek treatment with alternative forms of health care. An important component of alternative health care is the use of nutraceuticals and supplements.

Technology and Products

Our Technology

We believe our technology improves absorption of poorly soluble drugs and improves the bioavailability of incorporated components. This can increase efficacy of the medicines and may possibly present an alternative delivery route. This technology is based on the formation of nanoemulsion with extremely small droplet size, usually smaller than 100 nm, upon contact of the formulation with body fluids or water media. Formed small droplets containing poorly soluble drug are actively absorbed to the blood stream.

Our nanoemulsion based delivery platform can be realized in several types of dosage forms:

1.

Liquid formulations for oral administration.  Self-nanoemulsifying delivery system used for lorazepam oral spray, liquid forms of vitamins, nanoemulsion of essential oils (Nano E-drops), and topical nanoemulsions with different biologically active compounds. Nanoemulsions, with oil droplets smaller than 100 nm, can penetrate through oral or other mucosal layers, stomach or intestine lining or non-damaged skin. Incorporation of essential oils into nanoemulsion form provides taste masking. It also eliminates product loss due to adhesion to glass walls or metal surfaces and improves the efficacy of the formulations.

2.

Topical formulations containing polar solvents.  This approach avoids drug precipitation and can improve transdermal penetration of poorly soluble compounds. The technology can be used in topical compositions of antifungal ointments and lacquer and in natural composition of essential oils for treatment of warts and papillomas.

3.

Oral-solid dosage forms.  Self-microemulsifying compositions for incorporation of poorly soluble compounds, including plant extracts and natural components along with different lipids or essential oils, incorporated into gelatin capsules or compressed tablets. The capsule dissolves in the stomach and releases a fine emulsion with biologically active components incorporated in small oil droplets. These are effectively absorbed in the gastro-intestinal tract by active transport mechanism, similarly to chylomicrons.  This can be used for enhanced delivery of corosolic acid, poorly soluble active component from Banaba extract, combination of ursolic and corosolic acid/Banaba extract and in formulations with liver defendant Silymarin (active ingredient of Milk Thistle), as well as Non-Steroidal Anti-Inflammatory Drugs (NSAIDs) derivatives and other insoluble compounds.

Our Products

Pharmaceutical prescriptions

Lorazepam oral spray for epilepsy/acute seizures emergency treatment

Control of acute severe seizures usually requires hospitalization and emergency treatment by means of intravenous anticonvulsant drugs. Lorazepam is a drug of choice because of its pronounced anticonvulsant activity and relatively low level of side effects.  Any delay in effective treatment of acute seizures increases the possibility of mortality and morbidity. Administration of anticonvulsants by more convenient routes (buccal, nasal) has been actively studied, but to date no medications in such form have been approved in North America. Accordingly, we believe there is an unmet need for a convenient, acute, and fast acting treatment of the acute seizures, particularly in out-of-hospital settings, which does not require parenteral administration.

The oral Lorazepam spray for transmucosal delivery is based on our waterless self-nanoemulsifying formula, which is designed to prevent precipitation of the active ingredient after contact with saliva.  We believe the spray provides fast onset of action and is designed to optimize drug absorption through the oral mucosa. Because the drug enters the blood stream directly, it avoids the first pass metabolism in liver and is efficiently and quickly delivered to the brain.

The oral spray formulation of Lorazepam can provide a fast and effective treatment of acute seizures in the hospital, outpatient settings or in the home. This novel form of the anticonvulsant is a convenient alternative to injectable (especially intravenous) Lorazepam for efficient control of epilepsy emergencies. This spray can be used either by the patient or by any non-trained person even in the time of ongoing seizures.

We believe this product offers the following features:

●

Easy and fast non-invasive administration;

●

Onset of action is comparable to injection;

●

Suitable for self-administration;

●

Can be administered in any setting;

●

Easy and convenient control of delivered doses; and

●

Can be applied to mucosa of lips or gums even when teeth clenched in a seizure.

We further believe the oral spray formulation of Lorazepam has advantages over existing products, including ease and convenience to use. It can be self-administered or administered by a non-trained person, even if the patient is unconscious.  Also, the product can be easily titrated by varying the number of sprays. Because most epileptic seizures start in a community setting, rapid and effective treatment that can easily be administered by the patient, family members, caregivers or paramedics, is important. The oral spray of Lorazepam can also be used during a seizure, when the patient is clenching his/her mouth, by applying the spray directly to the gum or lip mucosa.

Commercialization potential and development

Management believes that the annual incidence of epileptic seizures and acute repetitive seizures in the United States creates a potential for Lorazepam spray.  We further believe that the use of Lorazepam spray in out-of-hospital settings could possibly decrease mortality caused by acute seizures.

A feasibility study of transmucosal delivered Lorazepam for seizure treatment was initiated in 2012 in collaboration with Dr. P. Carlen of the Toronto Western Hospital, University Health Network.  If preclinical investigations in animals and optimization of the formulation of transmucosal Lorazepam are successful, the spray will be manufactured for toxicological, safety and pharmacokinetics investigations. Analytical development, product optimization and stability program for the selected dosage form will be carried out in accordance with good laboratory practice (GLP) and good manufacturing practice (GMP) requirements.

Required safety pharmacology and toxicology programs will be conducted using the optimal formulation in final dosage form and packaging in accordance with current regulations. Size and duration of toxicology and safety pharmacology program and clinical development program will be established after meeting with Health Canada.

The estimated duration of product development is 24 to 36 months for pre-clinical studies, including toxicology and safety pharmacology. Clinical trials can start within three years after the start of the project. Because the proposed product is based on a long approved and well-known drug with good safety profile, and proposed dosage is in the approved dosage range, we believe that a shortened clinical development will be sufficient for marketing approval in Canada. We also believe that oral Lorazepam spray in the U.S. will satisfy development program requirements outlined in Section 505(b)(2) of Food and Drug Administration (“FDA”) New Drug Application.

 2% Ketoconazole ointment for enhanced delivery of insoluble anti-fungal drug through the skin

Ketoconazole is a synthetic drug used to treat fungal infections. Structurally, Ketoconazole belongs to an Imidazole class of antifungals and works by slowing the growth of pathogenic fungi. Topical preparations of Ketoconazole are used to treat superficial fungal infections of the skin or nails that cannot be treated with other medications.

Existing topical Ketoconazole preparations do not penetrate into the body in significant amounts and cannot cause any serious systemic adverse effects because concentration in the blood is extremely low. While these products deliver Ketoconazole only on the surface at site of application, the drug penetrates into the skin for only a few microns. Unfortunately, such restricted penetration limits antifungal efficacy of the drug to the upper layer of the skin. In the case when a fungal infection is located below the epidermis, topical application of Ketoconazole has low efficacy and the drug needs to be used orally.

We have developed what we believe to be an effective topical formulation of 2% Ketoconazole ointment for enhanced delivery of insoluble anti-fungal drug through the skin.  Ketoconazole is a drug with very low solubility, but it completely dissolves in a proprietary vehicle of the water washable ointment.  The use of additives prevents Ketoconazole from immediate precipitation on contact with body tissues and a combination of highly penetratable solvents transport the drug in active dissolved state deep into the skin.  This results in effectively treating fungal infections at site of application. We believe that the antifungal activity of incorporated drugs will increase the cure rate when compared with existing Ketoconazole formulations using traditional cream and ointment bases.

We believe this product offers the following features:

●

Higher antifungal activity compared to existing products on the market;

●

No liver toxicity – topical application with minimal blood absorption; and

●

Lower possibility of drug interaction with other medications.

Commercialization potential and development

A typical 2% Ketoconazole gel (Xolegel® 2%) has a retail price of approximately $300 for a 60 gram tube. The efficacy of this alcohol based formulation in treatment of superficial fungal infections is found to be about 25%. We expect that our penetratable formulation of Ketoconazole will demonstrate a higher antifungal activity for susceptible topical fungal strains. In addition, we expect an expansion of the current market for Ketoconazole because of additional indications that our preparation can be used for the treatment of onychomycosis and fungal dermatitis of different origin. We also believe chances for adverse effects for topically administered Ketoconazole are much lower than for oral dosage forms.

Due to well-known active pharmaceutical ingredient and inactive components used in the formulation, we believe the product can get fast approval in Canada. We expect that 2% Ketoconazole ointment in the U.S. will satisfy development program requirements outlined in Section 505(b)(2) of FDA New Drug Application.

Metformin Low Dose Chewable Tablets (Taste Masked)

Metformin is a popular drug for treatment of type 2 diabetes. It is available in tablets 500 and 800 mg and recommended dose can reach 3000 mg per day.  Such high doses are often associated with stomach disturbances such as diarrhea, bloating and bad feelings. The big tablet is difficult to swallow and the unpleasant taste prevents people from chewing the tablets.

Our chewable composition of Metformin can be taken in relatively low doses of 50, 100, 150 and 200 mg. Such tablets can be chewed or administered sublingually as lozenges. This method of administration improves bioavailability and should decrease undesirable side effects. Metformin is not currently approved for OTC application. We anticipate that low doses of Metformin in chewable tablets could be approved as an OTC product, subject to negotiations with Health Canada, as a medicine for weight control, appetites suppression and treatment of polycystic ovary syndrome (PCOS). We believe the side effects of chewable low dose Metformin tablets should be minimal. The formulation and process are patent pending and can be manufactured using standard pharmaceutical equipment. All ingredients are USP/NF or pharmaceutical grade and listed in FDA Inactive Ingredients Guide and/or Canadian List of Acceptable Non-Medicinal Ingredients. Because Metformin is a well-known drug profile to the FDA, we believe that the timeline for the approval process could be shortened.

Natural health products (nutraceuticals)

Nano E-drops – nanoemulsion of essential oils combination for treatment of cystitis and urinary tract infections

Infections of the urinary tract (“UTI”) are a common type of human infection. Urinary tract infections can hurt either men or women, although, because of anatomical differences, dominantly women.  We estimate that about half of women will suffer a urinary tract infection or UTI at some point in life. This happens when bacteria infect the system that carries urine out of the body, the kidneys, bladder, and the tubes that connect them. Bladder infections are common and usually not very dangerous if treated promptly. However, if the infection spreads to the kidneys it can cause more serious illness. Most urinary tract infections are caused by Escherichia coli (E. coli), although some other bacteria, viruses, fungi and parasites can also invade the urinary tract. There is also a chance that the infection may enter the bloodstream and spread to other organs and even cause sepsis.

Acute cystitis and kidney infections can often be treated with oral antibiotics (penicillins, cephalosporins and fluoroquinolones) until symptoms disappear. Severe kidney infections may require hospital care, including a course of intravenous antibiotics. UTIs are more often a problem for older adults who require prolonged hospital stays or who live in long-term care facilities.

Some women are prone to getting UTIs repeatedly. Also, people with diabetes are more vulnerable to UTIs, because their immune systems tend to be weaker and sugar that is present in urine in diabetics encourages the growth of bacteria.  Low estrogen levels can make it easier for bacteria to thrive in the vagina or urethra. For this reason, women may be more susceptible to UTIs after menopause.

Beside antibiotic treatment, only few alternative methods are offered to patients with chronic interstitial cystitis or chronic UTI. Herbal diuretics such as Uva ursi, Cranberry and Juniper berries are somewhat useful, but success rates are not significant. We have found that better results were achieved with D-mannose, which interacts with lectins on the bacterial wall of E. coli. Nevertheless, an effective UTI treatment was discovered by Dr. Enes Hasanagic, who invented a mixture of several essential oils, given orally to help eliminate UTIs. Being swallowed, essential oils and their metabolites prevent adhesion of E. coli to the urinary tract epithelium, which in turn decrease bacterial growth and helps to wash the pathogenic microorganisms out.  E-drops developed by Dr. Hasanagic have become popular in Central and Eastern Europe.

The primary limitation for wide use of this remedy is a strong astringent taste and some stomach irritation resulting is consumer dissatisfaction.  Using proprietary technology, we incorporate the essential oils into a self-nanoemulsifying composition, which forms nanoemulsion that when added to water, results in a more pleasing taste. This also reduces the loss of active components due to adhesion to walls of the cup. Droplet size of the formed emulsion is around 100 to 200 nm and oil absorption in the stomach is fast without signs of irritation. Such small droplets are absorbed immediately in the gastro-intestinal tract and provide a working concentration of active compounds and metabolites in kidneys, urethras and bladder, thus preventing adhesion of dangerous bacteria.

PURALENTM:   Essential oils combination for treatment of stomach disturbances

PURALEN is a combination of essential oils, similar to E-drops with activity focus shift from urinary tract to gastro-intestinal tract. The product demonstrates healing properties toward UTIs, effectively fights cystitis and kidney disorders, but the dominating action becomes a gentle colon cleansing. This is caused by action of the oil combinations that helps in stomach disturbances, digesting aid and pronounced carminative action. It stops meteorism and provides relief from flatulence. The initiated bowel movement action is very delicate and does not cause any pain or irritation. No habit formation was observed for treatment courses of reasonable duration.

GluCorrect:   Banaba extract with self-emulsifying formulation in soft gelatin capsules for blood sugar control

Recent published statistics by the U.S. Department of Health and Human Studies show that about 25.8 million people in the U.S., or approximately 8.3% of the population, suffer from diabetes. Estimates indicate that this number includes nearly 7 million people who have diabetes and are not aware of it. It is also estimated that another 79 million American adults ages 20 years or older have “pre-diabetes,” which associates with high risk of developing type 2 diabetes, cardiovascular diseases and stroke.  Diabetes often leads to blindness, blood vessel disease, kidney failure, amputations, and nerve damage. Diabetes and its complications are the seventh highest cause of death in the U.S.

Currently, several antidiabetic drugs have been prescribed for lowering blood sugar levels and for delaying further diabetes development. However, various adverse effects, such as heart failure, hypoglycemia, kidney failure and weight gain were reported.  Health authorities recently restricted access to the antidiabetic drug Avandia (rosiglitazone) in the U.S. and Europe.

We believe that traditional herbal remedies could be a safe alternative to conventional medicine in maintaining a normal level of blood glucose. Several medicinal plants have been studied for their potential anti-diabetic activity including Lagerstroemia speciosa (Banaba), Eriobotrya japonica (Loquat), Ternstroemia gymnanthera (Japanese Cleyera) and others. The major bioactive substance found in these plants is Corosolic acid, a sterol type molecule. A study reported in 2006 by Japanese researchers showed that Corosolic acid significantly affects glucose transport across cell membranes.  (M. Fukushima et al. / Diabetes Research and Clinical Practice, January 2006). Corosolic acid has insulin-like properties and activates glucose passage through membranes, resulting in blood glucose reductions.  A distinctive feature of Corosolic acid is not only the stimulation of glucose transport, but also inhibition of the growth of the fat cells. That’s why, unlike most other antidiabetic drugs, Corosolic acid reduces blood glucose without additional fat accumulation.

Insulin resistance is an impaired response to the body’s own insulin resulting in active muscle cells not metabolizing glucose as easily as they should. Existing prescription drugs for the treatment of insulin resistance and hyperinsulinemia can cause significant negative side effects.  It is believed that Banaba leaf and its corosolic acid extracts demonstrates a high degree of safety, minimal side effects, and presents a unique therapeutic opportunity.  Recent industry research demonstrates that high strength corosolic acid (18%) from Banaba may offer significant advantages. (G. Klein et al. / Advance Access Publication, March 2007).It may benefit those trying to overcome insulin resistance by helping to use glucose more effectively. It is our belief that using Banaba leaf extract, containing Corosolic acid, for 30 consecutive days may decrease blood glucose levels by 20-30%.

A serious limitation to wide use of Corosolic acid is low solubility of this extremely hydrophobic component. We have found that incorporating Banaba extract into oil filled gelatin capsules increases bioavailability, but seriously postpones the onset of action.

We believe that bioavailability drawback was successfully overcome in GluCorrect soft gelatine capsules. Incorporation of the Corosolic acid containing Banaba extract into proprietary composition for enhanced delivery allows fast and effective absorption of active material and onset of glucose lowering action. GluCorrect can be taken 15 to 30 minutes before meals to help control blood glucose level.

Each soft gelatin capsule contains extract of Banaba leaf (Lagerstroemia speciosa) extract, standardized by the active component, Corosolic acid and pure alpha-lipoic acid in a proprietary self-emulsifying composition. This combination forms a nanoemulsion in the stomach when the swallowed capsule dissolves and releases biologically active compounds, incorporated into droplets, into the gastro-intestinal tract. The small size of the oil globules (less than 100 nm) makes absorbance fast and complete, significantly increasing bioavailability and efficacy of the active components.

We believe Banaba leaf extracts can effectively control blood glucose levels and may assist with overcoming insulin resistance. Insulin resistance in peripheral tissues, together with the impairment of glucose-induced insulin secretion from pancreatic beta cells, is known as one of the major pathogenic factors of type 2 diabetes.

Alpha-Lipoic acid is a potent antioxidant, synthesized in human body in small amounts and found in broccoli and spinach. This sulphur containing organic acid helps the body to use glucose, hence it's potential role in improving blood sugar control. Alpha-Lipoic acid can reduce complications from a high sugar diet. It is readily absorbed from the developed self-nanoemulsifying composition.

We believe that Alpha-Lipoic acid can increase glucose uptake in fat and muscle cells. Although Lipoic acid does not appear to bind to the insulin receptors, it can activate the insulin-signalling cascade in the cells.

A unique combination of Banaba extract and alpha-Lipoic acid in a highly bioavailable formulation can help to use glucose as an energy source and suppresses undesirable fat formation. GluCorrect™ is potentially valuable for maintaining stable body weight and optimize glucose metabolism.

URBAN POWER:  Ursolic acid and Banaba extract combination in soft gelatin capsule – for weight control

URBAN POWER™ soft gelatin capsules contain a highly bioavailable combination of Banaba extract (18% Corosolic acid), a natural glucose regulating factor, and pure Ursolic acid extracted from Sage. This can help to transform fat into muscle and alpha-Lipoic acid, a potent antioxidant that helps to promote glucose metabolism and increases sensitivity to insulin. All these components are poorly soluble and have very low absorption in gastro-intestinal tract. URBAN POWER™ is comprised of a self-nanoemulsifying delivery system, which increases solubility and bioavailability of active components.

Optimization of glucose metabolism due to improved sensitivity to insulin, caused by alpha-Lipoic acid and Banaba extract, improves energy supply and prevents fat formation from excessive amounts of sugar. Ursolic acid is a natural compound, present in apple peels and many edible plants. Recent studies indicate that Ursolic acid significantly reduced skeletal muscle atrophy, resulting from two important stress inducers, namely, starvation and muscle denervation. (Kunkel et al / Diabetes Research Center at the University of Iowa, June 2012).  It can be used in the treatment and prevention of skeletal muscle atrophy. Studies also indicate that Ursolic acid can reduce body fat, sugar and lipid levels in blood. Accordingly, we believe this compound could be valuable due to its role in the treatment of diabetes and obesity.

Use of a self-emulsifying vehicle allows significantly increased bioavailability of the active components that increase their efficacy. Fifty mg of Ursolic acid in this delivery system equal approximately 200 mg of traditional hard gelatin capsule formulation.

Banaba leaf extracts exert antidiabetic and antiobesity effects. Animal and human studies indicate that corosolic acid may be beneficial in addressing issues associated with elevated blood sugar levels and obesity. Furthermore, corosolic acid exhibits anti-inflammatory, anti-hyperlipidemic, antiviral and antitumor promoting effects. Standardized Banaba extracts in combination with other ingredients demonstrates hypoglycemic, anti-hyperlipidemic and appetite suppressant activities and may be useful in dealing with symptoms associated with metabolic syndrome.

Synergistic effect of combined Ursolic acid and Banana extract with alpha-Lipoic acid, may help in weight control, suppress appetite, diminish fat accumulation, facilitate muscle growing improve glucose metabolism and energy regulation.

Wartzz:   liquid topical composition for treatment of warts and papilloma

There is a number of current products on the market that contain essential oils that are designed to kill viruses in warts, papillomas and other skin tags. Because the essential oils are volatile, the products need to be applied on the warts four to six times a day for three to eight weeks.

We have developed Wartzz, a proprietary composition containing a synergistic combination of five essential oils that can be used to kill viruses and needs only be applied once a day. After application on the wart surface, our composition dries and forms an invisible film.  All active ingredients remain in the film and slowly release for 24 hours at the site of application, effectively killing papilloma viruses. The film is transparent, invisible and water insoluble after the film dries. A new application is to be administered the following day. The formulation causes no irritation.

In addition to the above products, we believe that our technology can be applied to additional products that could potentially compete with similar products already on the market. Using our existing technology, we recently completed three new products:

●

Vitamin D3, our formulation of Vitamin D;

●

v-Clean, a vegetable wash; and

●

Cleaneeze, a hand sanitizer.

In December 2012, we engaged Mediq Dansmark A/S to market these new natural OTC products. The agreement provides that delivery of product will be made against purchase orders issued by Mediq. The company shall acknowledge Mediq’s purchase orders within ten business days after receipt, including the requested deliver date.  Mediq will endeavour to place orders in minimum volume of 5,000 units per order. Mediq will reimburse the company for 80% of the invoiced amount.

Government Regulation - Pharmaceutical products

Our research and development activities and the future manufacturing and marketing of our pharmaceutical products are subject to extensive regulation by the FDA in the United States, Health Canada in Canada and comparable designated regulatory authorities in other countries.  Among other things, extensive regulations require us to satisfy numerous conditions before we can bring products to market. These regulations are not unique to us and they apply to all competitors in our industry.

The following discussion summarizes the principal features of food and drug regulation in the United States and other countries as they affect our business.

United States

All aspects of our research, development and foreseeable commercial activities relating to pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. The regulatory approval process, including clinical trials, usually takes several years and requires the expenditure of substantial resources.

The steps required before a pharmaceutical product may be marketed in the United States include:

•

Preclinical Development

Preclinical development include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the efficacy and potential safety of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice, or GLP regulations. We plan to conduct and submit the results of preclinical development to the FDA as part of our Investigational New Drug Application (“IND”) prior to commencing clinical trials. We may be required to conduct extensive toxicology studies as part of preclinical development.

The results of these evaluations and tests are then submitted to the FDA, together with manufacturing information, analytical data, and protocols for clinical studies, in an IND, to receive an approval from the FDA that the clinical studies proposed under the IND are allowed to proceed;

•

Clinical trials

Based on preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective, if not rejected by the FDA, within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the possible mechanism of action, any toxic effects of the compound found in the animal studies and how the product is manufactured. All clinical trials must be conducted in accordance with good clinical practice (“GCP”), regulations. In addition, an Institutional Review Board (“IRB”), generally comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. The IRB also continues to monitor the study. We must submit progress reports detailing the results of the clinical trials to the FDA at least annually. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical trials involve the administration of a new drug to humans, under the supervision of qualified investigators using the protocol approved by the FDA and IRB, to establish the safety and efficacy of the product candidate for the intended use.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but usually not effectiveness.  Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate and confirm clinical efficacy and to test for safety in an expanded patient population at several clinical trial sites in different geographical locations.  Clinical trials need to be conducted in compliance with the FDA’s Good Clinical Practice requirements.

After the completion of clinical trials, if there is substantial evidence that the drug is safe and effective, a New Drug Application (“NDA”) is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often over 100,000 pages in length.

•

NDA Submission

The results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, are submitted to FDA in an NDA to seek approval to market and commercialize the drug product for a specified use. The FDA reviews all submitted NDAs and is governed by the Prescription Drug User Fee Act (“PDUFA”) regarding response time to the application, which is generally 12 months (and shorter for a priority application). It may deny a NDA if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional clarifications on the existing application or even additional testing for safety and efficacy of the drug.

In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 365 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved.

The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter, or an approvable letter that will likely contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional post marketing studies, or Phase IV studies, to evaluate long-term effects of the approved drug.

•

Section 505(b)(2)

A 505(b)(2) application offers an appealing regulatory pathway alternative by permitting companies to obtain FDA approval of NDA without conducting the full complement of safety and efficacy trials.  This application can only be used for drugs that are similar or equivalent to the ones already approved by the FDA in an NDA for another company.  The applicant does not need to get permission from the original filer to use their information and it allows the applicant to rely on studies published in the scientific literature to demonstrate the safety and effectiveness of new drug.  The 505(b)(2) application is intended to encourage sponsors to develop innovative medicines using currently available products by significantly reducing the time and money to bring new application of an old drug to market.

 Foreign Countries

Canadian regulatory procedure is substantially similar to that of the United States.  Before we are permitted to market any of our products outside of the United States and Canada, those products will be subject to regulatory approval by foreign government agencies similar to the FDA or Therapeutic Products Directorate in Canada (“TPD”).  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA and TPD, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA or TPD approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA or TPD approval.

Natural Health Products

Manufacturing of natural health products for human consumption requires registration of the composition in Health Canada Natural Health Products Directorate in accordance with current regulations and obtaining a Natural Product Number (“NPN”). We have applied for an NPN for all of our nutraceuticals formulations.

Currently we only have NPN number for our nanoemulsion formulation for cystitis treatment, Nano E-drops, but we are confident that we will receive NPNs for our other candidates in the foreseeable future.

In the United States, FDA regulates both finished dietary supplement products and dietary ingredients under a different set of regulations than those covering "conventional" foods and drug products (prescription and Over-the-Counter). Under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), the dietary supplement or dietary ingredient manufacturer is responsible for ensuring that a dietary supplement or ingredient is safe before it is marketed.  FDA is responsible for taking action against any unsafe dietary supplement product after it reaches the market. Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements.

The Federal Food, Drug and Cosmetic Act (the “Act”) requires manufacturers and distributors who wish to market dietary supplements containing "new dietary ingredients", to notify the Food and Drug Administration about these ingredients. (See Section 413b of the act (21 U.S.C. 350b).)  The notification generally includes information on which manufacturers/distributors base their conclusion that a dietary supplement, containing a new dietary ingredient, will reasonably be expected to be safe under the conditions of use recommended or suggested in the labeling.

For European Union (“EU”) countries, Natural Health Products usually can be registered as “food supplements”. Essential oils nanoemulsion for treatment of cystitis and urinary tract infections (Nano E-drops ) was successfully registered as food supplement in Latvia and placed into the EU database of approved food supplements. It simplifies and accelerates registration and approval of the product in any other EU country.  We also have received an import license in Uzbekistan to sell Nano E-Drops in that country.

 Marketing and Distribution

We plan to market our products through collaborative arrangements with companies that have well-established pharmaceutical and nutraceutical health products marketing and distribution capabilities, including expertise in the regulatory approval processes in their respective jurisdictions.

Currently we have NPN in Canada and registration as food supplement in Latvia (EU) for Nano E-Drops as well as import license for Nano E-Drops in Uzbekistan.

Nutraceuticals have become an important part of mainstream health care. We believe the market for nutraceuticals is growing. Although public awareness of nutraceuticals is increasing, only a small percentage of North Americans actually use nutraceuticals on a regular basis. Thus we believe there is a potential new market for these products for the following reasons:

●

Increased use of nutraceutical products for the over-50 population segment, whose numbers are increasing;

●

Increased awareness that nutraceuticals is an important part of mainstream health care; and

●

Price increases.

Marketing Strategies

We have formulated a strategy that we believe will differentiate us as a company by:

●

focusing on science;

●

developing unique nutraceuticals and related products;

●

securing a proprietary position for our products;

●

advertising aggressively and market through all appropriate distribution channels using all professional means; and

●

providing information by a company website to be developed.

Following this strategy, we believe we can gain access to many revenue generating channels through classic pharmaceuticals and other health care products. We further believe there are greater consumer demands, market growth potential and both real and perceived usefulness. We can increase market share by reducing market share of competitors. This strategy will capitalize on the market development to date and capture a share of markets held by existing nutraceuticals. The key benefit is that we have carefully chosen products for the pipeline with the intent to maximize the therapeutic value of their discoveries and technology. This strategy requires extensive advertising in mainstream media, including infomercial, interactive TV, direct mail, independent sales reps and educational inserts/newsletters.  Product studies will support this marketing strategy. In this context, the company will pursue preliminary inquiries from favored vendors.

Management plans to explore new markets for products through strategic positioning. This future strategy will involve developing specialty catalogues, placement on retail shelves of health food stores, educational product inserts/newsletters, media appearances discussing product, and independent sales reps.

We also intend to engage multi-level marketing companies. This strategy would likely involve creating private labels for a large customer. A major component of this strategy is the effect of product identity. This channel of distribution usually requires more price mark-up than the product would tolerate. As of the date hereof, we have not entered into any agreement or understanding with any prospective marketing company.

We further intend to keep capital outlay at a minimum by licensing and/or franchising our products to a brand-name company. This strategy would add value to the product in the form of brand name loyalty, manufacturing strength, and a strong sales/service force already in place.

Marketing Plan

In moving from the start-up stage into the first growth stage, we must identify and match market segments with appropriate distribution channels. Our goal is to expand regionally, both in Canada and the U.S., based on existing markets and consumer profiles. Once we realize regional sales growth and product recognition, we plan to implement a national and international marketing strategy. At such time as we reach this level, management anticipates it will employ a major marketing communications agency.

Our marketing and sales outline is as follows.

Marketing Function

●

A complete review and analysis of the proposed product’s market.

●

Use of groups conducted with the professional community and general consumers to identify professional and consumer preferences.

●

Based on research results, create a product identity.

●

Form product identity, establish professional and consumer strategic directions, which would affect product design, packaging, advertising, consumer promotion, and product publicity.

●

Develop and launch a marketing plan with all elements and budget for both professional and consumer.

●

Actual implementation of the plan to include product design changes, packaging, advertising, consumer promotion, display, and product publicity.

●

Consider using a sales organization for retail sales and a broker for the remainder of sales.

Initially, we intend to focus on marketing our natural over-the-counter health products and establishing distribution networks.  Our plan is to provide either a finished product or product in bulk to distributors with regulatory support in order to register the product within specific jurisdictions.  In December 2012, through our wholly owned subsidiary Eastgate Pharmaceuticals Inc., we engaged Mediq Dansmark A/S to market four of our natural OTC products, Vitamin D3, V-Clean, Cleaneeze and Wartzz-Off. Mediq distributes throughout Scandinavia and approximately 14 countries throughout Europe.

We are presently in discussions with other potential distributors in the United States and Canada.  We also intend to introduce products using e-commerce and through our Internet website. We intend to consider other marketing and licensing opportunities with respect to our prospective pharmaceutical products once initial development milestones have been met.

Manufacturing

We intend to use third party manufacturer for our products.  Currently we have a signed agreement with Nutralab Ltd. (Markham, Ontario) to manufacture several of our products, such as Nano E-Drops, Banaba extract in soft gelatin capsules and URBAN POWER (Ursolic acid + Banaba extract combination) soft gelatin capsules. The initial batch of 9,000 bottles of Nano E-drops was successfully manufactured, packaged and labeled at Nutralab Ltd. in full compliance with GMP requirements. The agreement was assigned to us by NanoEssential Ltd. as part of the Acquired Products.

We have also selected Vesta Pharmaceuticals Ltd. of Indianapolis, Indiana as the manufacturer of chewable tablets, such as GluCorrect (Banaba extract), although we do not have a definitive agreement.

Raw Material Supplies

Excipients used in our formulations are available from numerous sources in sufficient quantities for manufacturing purposes. We believe raw materials will be available in sufficient quantities for commercial purposes when required.

We also believe future development and marketing partners under licensing and development agreements, if any, will provide, or assist in obtaining, pharmaceutical compounds that are used in products covered under such agreements.

Components used in the production of our consumer/over-the-counter products are available from a number of potential suppliers. We have not secured commercial supply agreements with any supplier referenced below as the components are readily available in the commercial quantities.

We have selected Citrus and Allied Essences Ltd. of Lake Success, New York as a supplier of Natural essential oils, suitable for oral human consumption (FCC and USP/NF grades). American Lecithin will be the supplier of Lecithin.

Compendial high purity oils, acetylated glycerides and pharmaceutically acceptable surfactants are being supplied by Kerry Bio-Science by way of Nealanders International, Inc., Mississauga, Ontario.

Grain alcohol is supplied by Commercial Alcohols Inc., Toronto, Ontario.

OptiPure (Chemco International/Kenco group), Los Angeles, California and Sabinsa Corp., East Windsor, New Jersey, are suppliers of active ingredients for chewable tablets.

Intellectual Property

Patents are a key determinant of market exclusivity for most branded pharmaceutical products. Protection for individual products or technologies extends for varying periods, in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

We have one US patent application for nanoemulsion for oral administration of essential oils (application # 61521491 Medicinal Compositions And Method For Treatment Of Urinary Tract Infections). Several patent applications are in preparation and will be filed in 2012 or 2013 after obtaining of supporting animal experimental data, provided we have sufficient funding.

We also have developed brand names and trademarks for products in all areas. We consider the overall protection of our patent, trademark and other intellectual property rights to be of material value and acts to protect these rights from infringement.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any future patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position.

Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents that we hold or for which we have applied do not infringe anyone else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues.

We also rely on technological know-how’s, composition’s trade secrets and other unpatented proprietary information. We will seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors and collaborators.

Competition

Our future success depends, in part, upon our ability to develop products and achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost.

Management recognizes that competition in the development of novel drug delivery methods and formulations is intense.  Several companies work in the field of use of colloidal delivery systems, including nano-and microemulsions.  We believe that we have several unique methods and novel technological approaches that could potentially allow us to reach proposed targets and develop formulations with improved properties.

Our scientific team is experienced in the field of developing novel types of delivery systems. This experience includes technical transfer and products launch and manufacturing along with patents and patent applications for multiple compositions.

Developments by competitors may render our products or technologies obsolete or non-competitive. Alternatively, competitors may challenge our patents and prevail in a court of law rendering our products, even if they are successfully developed, tested and approved, unmarketable.

Lorazepam spray

We believe that currently there are no oral sprays containing lorazepam or other benzodiazepines that could treat severe epileptic seizures and be suitable for use in non-hospital settings.

Pfizer/Wyeth markets an injectable drug branded ATIVAN® that is used to treat serious seizures (status epilepticus). It is also used before surgeries or procedures to cause drowsiness, decrease anxiety, and cause forgetfulness about the procedure or surgery. This drug may also be used to cause drowsiness in patients who need a tube and machine to help with breathing (intubated), to prevent nausea and vomiting in patients on chemotherapy, and to treat a mental/mood disorder (delirium).  This medication is also available in tablet form and form of oral solution to relieve anxiety and promote sleep.

Several companies are developing novel, non-injectable, fast acting medicines for treatment of acute seizures. These companies include large and medium size pharmaceutical companies, as well as universities, government agencies and other private and public research organizations. Examples include Upsher-Smith Laboratories, ViroPharma, Valeant Pharmaceuticals International, Medir Pharmaceuticals (The Netherlands). In particular, Upsher-Smith Laboratories, has successfully advanced an Midazolam Intranasal Spray through several Phase I and Phase II trials, demonstrating improved control of partial and generalized seizures over placebo. In 2011, Upsher-Smith initiated a global double-blind placebo-controlled Phase III study under a special protocol assessment agreement with FDA.

Currently Diazepam rectal gel 5 mg/ml (Diastat®, Valeant Pharmaceuticals International) is the only non-injectable product, approved in the United States and Canada for treatment of cluster seizures. Due to obvious limitations and inconvenience, it is highly desirable to have an alternative non-invasive anti-seizure preparation. We believe that our proposed oral spray of Lorazepam could satisfy the need in emergency treatment of status epilepticus and acute seizures.

2% Ketoconazole ointment

There are a number of preparations currently on the market containing ketoconazole, including tablets (200 mg), shampoo (1% and 2%), cream (2%), gel (2%) and foam (2%).  We consider our direct competition to be 2% Ketoconazole gel from Barrier Therapeutics, Inc. / Stiefel Laboratories, Inc., marketed under the brand name Xolegel™, 2% Ketoconazole cream from JSJ Pharmaceuticals marketed under the brand name Kuric™, and 2% Ketoconazole foam marketed by Stiefel Laboratories, Inc. under the brand name Extina® Foam.  Ketoconazole tablets are available in generic form and are marketed by a number of generic drug manufacturers.

Topical formulations of Ketoconazole can be used for treatment of seborrheic dermatitis. Topical Ketoconazole is used also for treating ringworm, jock itch, athlete's foot, dandruff, tinea versicolor and other skin fungal infections, susceptible to Ketoconazole.

We have concluded that existing topical preparations for treatment of superficial fungal infections have relatively low efficacy due to poor penetration into affected upper layers of the skin. Efficacy of such topical products is relatively low, and treatment requires extended time. We believe that the proposed formulation with enhanced skin penetration, containing Ketoconazole, could have faster relief and a better cure rate in treatment of susceptible infections than existing creams and gels.

Metformin

Metformin hydrochloride oral dosage forms are manufactured by many pharmaceutical companies, such as Merck, BMS, Boston Therapeutics, Biovail, Ranbaxy, Alphapharm, Shionogi and Teva Pharmaceuticals. Recently Boston Therapeutics filed an Abbreviated New Drug Application (ANDA) with FDA for chewable dosage form of Metformin.

Existing oral dosage forms for Metformin (Glucofage®) and generics include tablets (500, 850 and 1000 mg) and oral solution 500 mg/5ml (Riomet®). We believe that there is no sublingual or chewable tablet or lozenge of Metformin available. We further believe that the proposed Metformin sublingual tablet may decrease adverse effects associated with existing preparations and improve patient compliance.

Dietary Supplements

Nano E-drops

Natural remedies for urinary tract infections (UTI) include various cranberry based compositions, manufactured by numerous companies and natural plant sugar D-mannose, launched recently in the United Kingdom.  We believe the efficacy of cranberry products is low and that D-mannose works better, although the results are still controversial. We have found that se of the proposed Nano E-drops can be effective in the treatment of UTI caused by E.coli, exceeding effectiveness of other available natural products.

GluCorrect

We believe that incorporating Corosolic acid rich herbal extract into proprietary self-emulsifying composition could result in a natural remedy with higher efficacy in sugar blood control in pre-diabetic and obese people. The available products containing Banaba extract are marketed by Shaklee (Glucose Regulating Complex), Swanson (GlucoHelp), American BioSciences Inc. (SugarSolve 24/7) and others, although no one manufacturer offers a self-emulsifying composition.

Research and Development

We have not expended any funds on research and development.  It is our goal to conduct our research programs as necessary funds are available. The specific requirements for our various products are as follows:

Pharmaceutical prescriptions

●

Lorazepam oral spray for epilepsy/acute seizures emergency treatment.

●

2% Ketoconazole ointment for enhanced delivery of insoluble anti-fungal drug through the skin.

●

Metformin Low Dose Chewable Tablets.

Our three products above are all pharmaceutical prescription products and require the FDA approval process as discussed above. This process could take three years or more and require up to $20 million for each product.  We anticipate that we will proceed with the research process as funds are available. We will most likely seek approval first in the U.S. and Canada.

Natural health products (nutraceuticals)

●

Nano E-drops

●

Puralen

●

GluCorrect

●

Urban Power

●

Wartzz

Our five products above are all natural health products and require the non-FDA approval process for natural health products as discussed above.   Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements.  The above products are all available to be marketed in the current year.

Or business plan is to market only natural products in the first fiscal year and add five new natural products each fiscal year for at least the first three years.  The estimated cost of development using our self-emulsifying vehicle delivery system is approximately $200,000 to $500,000 for each product.  The pharmaceutical prescription products program will commence when funding is available.

We presently do not have any firm agreement or understanding that will provide adequate funding to execute our business plan, although management continues to explore possible funding opportunities.  However, we do have products available for sale for the first year of the business plan that could provide some cash flow, although there is no assurance that we will realize any proceeds from sales or, that any proceeds realized will be sufficient to execute our business plan.

Employees

Currently, we do not have any employees.  Our directors and officers are devoting their time to the company in developing our products. Management is presently reviewing the near term possibility of engaging qualified, full-time personnel to assist in developing and marketing our products.  We may use non-employee consultants to assist us in formulating a research and development strategy, preparing regulatory submissions, developing protocols for clinical trials, for designing, equipping and staffing future manufacturing facilities and for business development. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Consultants and advisors usually have the right to terminate their relationships on short notice. Loss of some of these key consultants or advisors could interrupt or delay development of one or more of our products or otherwise adversely affect our business plans.

We expect to continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us.

Facilities.

We currently use as our principal place of business the business office of our director, Geoff Williams, in Salt Lake City, Utah. We have no written agreement and currently pay no rent for the use of the facilities.  We are presently in the process of locating commercial office space from which to conduct our business.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently, nor has there ever been, a public trading market for our common stock.  As of the date hereof, there are approximately 43 stockholders of record of our common stock.  We anticipate that in the future we will request a broker/dealer to make an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board (“OTCBB”).  The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

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

Results of Operations

We have not reported any revenues since inception and incurred a net loss of $622,820 for the year ended December 31, 2012, compared to a loss of $29,920 for the year ended December 31, 2011.  We have also reported a cumulative net loss of $744,208 since inception through December 31, 2012.  The increase in net loss for 2012 is attributed primarily to additional professional fees and general and administrative expenses and expenses incurred in connection with the Acquisition Agreement.  Interest expense increased to $17,203 for 2012 from $5,977 for 2011, representing the increased amount of interest on payables to related parties.

Liquidity and Capital Resources

Expenses incurred during 2012 and 2011 have been paid for by related and other parties.  At December 31, 2012, we had current liabilities of $713,508 compared to $89,188 at December 31, 2011.  The increase at December 31, 2012 is primarily attributed to the $216,842 increase in accounts payable, from $12,408 in 2011 to $229,250 in 2012.  Also contributing to the increase in current liabilities was the $389,513 increase in notes payable, from $59,590 in 2011 to $449,103 in 2012 due to the increase in payments of expenses by a stockholder and a $100,000 note payable to an officer.  This increase also attributed to the $17,965 increase in accrued interest-related party from $17,190 in 2011 to $35,155 in 2012. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company.  There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

The Acquisition Agreement enabled us to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products. We have not formulated any final products or receive approvals from any regulatory agencies or generated any revenues from product sales. We have not been profitable since our inception through the current date.

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

Management estimates that our research and development expenses for the next 12 months will be approximately $3.0 million, primarily for research and pilot studies.  We also estimate that other expenses, including personnel, general and administrative and miscellaneous expenses could be as much as $2.0 million during the same time period.  Because we currently have no revenues, most likely the only source of funding these expenses will be through the private sale of our securities, either equity or debt.  We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time.  If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely.  There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

On December 31, 2012, we entered into an investment agreement and a registration rights agreement with Kodiak Capital, LLC, (“Kodiak”).  The investment agreement is contingent upon and will not become effective until our common stock is accepted for quotation on the OTCBB and we must then have an effective registration statement with the SEC to cover the securities issuable under the investment agreement.  If the investment agreement becomes effective, the company will will have an equity line to “put” or sell to Kodiak up to an aggregate of $15 million in shares of our common stock over a one year period.  It is emphasized that there is no assurance that our shares will be accepted for quotation by the OTCBB or that the we will ever be able to realize any financing under the investment agreement.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $290,241 at of December 31, 2012.  This loss carry forward may be offset against future taxable income through the year 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2012 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently has no operations.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 and 2011.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2012 and 2011.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2012 and 2011.

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

Stock-Based Compensation

As of December 31, 2012, the Company has not issued any share-based payments to its employees.

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

Item 8.

Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2012 and 2011 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, L.L.C, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are noteffective due to material weaknesses in maintaining sufficient segregation of duties.  Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

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

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name

Age

Position

Anna Gluskin

60

CEO and Director

Mirjana Hasanagic

47

President and Director

Brian Lukian

63

CFO and Director

Joseph Schwarz

57

Chief Scientific Officer

Michael Weisspapir

55

Chief Medical Officer

Geoff Williams

42

Director

Nancy Ah Chong

44

Secretary / Treasurer and Director

All directors serve for a one-year term until their successors are elected or they are re-elected at an annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.   However, two directors, Geoff Williams and Nancy Ah Chong, have agreed to tender their resignations as directors and officers at such time as the balance of $50,000 due to Williams Investment Company under the Acquisition Agreement is paid.

The business experience of each of the persons listed above during the past five years is as follows:

Anna Gluskin became a director and CEO on May 22, 2012.  Ms. Gluskin has over 30 years’ experience in discovering and developing opportunities in the area of biotechnology pharmaceutical and consumer health products.  She is currently managing her own investments related to consumer health products and drug delivery. From October 1997 to September 2010, Ms. Gluskin served as director, Chief Executive Officer and President of Generex Biotechnology Corporation, a company that has developed a proprietary alternative (non-invasive; non-injectable) drug delivery system.  Ms. Gluskin was a Founder of Generex and was instrumental in raising capital for the company.  Generex has developed an oral (buccal delivery insulin spray, Oral-lyn) and a platform from which a number of applications have been tested and others identified.  An over-the-counter spray product pipeline was also developed and was marketed in a number of markets around the globe.  From September 2010 to May 2012, Ms. Gluskin was exploring new business opportunities, which included examining new products and technologies and preliminarily organizing a scientific team.  These efforts eventually led to the assignment of the products and technology representing the Acquired Products that Eastgate acquired from her in May 2012.

Prior to her position at Generex Biotechnology, Ms. Gluskin served as a director of Interlock Consolidated Corporation, a Canadian public company, engaged in the sale and fabrication of pharmaceutical manufacturing facilities.  Ms. Gluskin successfully participated in the set-up of pharmaceutical facilities in Russia and other countries in Eastern Europe. Ms. Gluskin has a number of patents for innovative pharmaceutical drugs in her name.  She holds a Master’s Degree in Microbiology and Genetics from Moscow State University.  She holds an equivalent degree from the University of Toronto. Ms. Gluskin also serves as CEO of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Ms. Gluskin’s education, expertise and extensive experience in the pharmaceutical industry and with public companies qualify her as a member of our board of directors.

Mirjana Hasanagic became a director and President on May 22, 2012. Ms. Hasanagic has over 20 years of managerial experience including marketing, budgeting and accounting, purchasing and inventory control and staff supervision.  She has held various executive positions within pharmaceuticals and healthcare industries. From 2009 to 2012, she has served as President of Nano Essentials, Inc., a Toronto company developing products containing nano-sized delivery vectors.

From 2000 to 2008, Ms. Hasanagic was president of Go Laser Inc., a Waterloo based company engaged in herbalism and alternative medicine to treat infections, skin ailments and viral diseases. Her interest and experience in natural health products and diagnostics has led her to develop formulations that provide better absorption and delivery with the goal of attaining long term recovery and/prevention. Ms. Hasanagic holds Medical Doctor (Alternative Medicine), Herbalism degree from Indian Board of Alternative Medicine and B.A., Philosophy, Linguistics & Literature from University of Sarajevo, Bosnia. On May 27, 2009, Ms. Hasanagic filed for protection under the bankruptcy laws in the District Court of the City of Waterloo, Ontario, Canada.  The bankruptcy was discharged by the Court on February 28, 2010. Ms. Hasanagic also serves as President of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Ms. Hasanagic’s education, expertise and extensive experience in the natural health products industry qualify her as a member of our board of directors.

Brian Lukian became a director and CFO May 22, 2012. Mr. Lukian has Over 30 years of financial, strategic and business leadership experience in various industries and countries.  Mr. Lukian served as Chief Financial Officer for Enhance Skin products of Denver, Colorado from August 2008 to May 2012, and for Quantum Materials Corp. of Phoenix, Arizona from November 2008 to June 2011.  Both are reporting pubic companies with the SEC.  Since January 2007, he has provided consulting services in regards to mergers and acquisitions, turnarounds, financings as well as business and industry analysis.  From 2000 through 2006, he was employed as Chief Financial Officer and Chief Operating Officer for several public companies in Canada, for which he was responsible for public reporting requirements in Canada.

Mr. Lukian earned his certificate as a Chartered CPA, McGill University, while employed by Ernst & Young, Montreal, Canada and is a member of the Order of Certified Professional Accountants of Quebec. Mr. Lukian also held a United States Investment Bankers license, Series Seven. He received a Bachelor of Commerce from Loyola College, Montreal, Canada. Mr. Lukian also serves as CFO of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Mr. Lukian’s education, expertise and accounting experience with public companies qualify him as a member of our board of directors.

Geoff Williams. Mr. Williams has served as a director and President and CEO of our company since its inception in September 1999.  He resigned as President and CEO on May 22, 2012. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  Mr. Williams attended the University of Utah and California Institute of the Arts.  Mr. Williams also serves as our principal financial officer and principal accounting officer.

Mr. Williams is currently a director, President and CEO of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and CEO of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp. Mr. Williams served as a director of U.S. Rare Earths, Inc., a rare earths mining company from November 2011 to August 2012. He has also served as President and a director of Protect Pharmaceutical Corporation, a drug development company, from February 14, 2012 to the present. We believe that Mr. Williams’ relationship with the company since its inception and his expertise and extensive experience with public companies qualify him as a member of our board of directors.

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

Ms. Ah Chong is currently a director and Secretary / Treasurer of Westgate Acquisitions Corp. and, until she resigned in February 2010, she was a director and Secretary / Treasurer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.  Ms. Ah Chong also became a director and Secretary of Protect Pharmaceutical Corporation on February 14, 2012. We believe that Ms. Ah Chong’s relationship with the company since 2006 and her past experience with public companies qualify her as a member of our board of directors.

Joseph Schwarz became Chief Scjientific Officer on May 22, 2012. Mr. Schwarz has a graduate degree in Polymer Chemistry from Moscow State University, and a PhD in Organic Chemistry from Zelinsky Organic Chemistry Institute (Academy of Science, Moscow), Laboratory of polynitrocompounds. He has more than 40 publications 8 issued US patents and approximately 20 US patent applications. He has more than 20 years in pharmaceutical R&D Experience.  Mr. Schwarz is a pharmaceutical technology and formulation expert in sustained release formulations for oral, topical, transmucosal, ophthalmic and parenteral application; biodegradable nano- and micro particles for controlled drug delivery of small molecules, peptides and proteins; colloidal drug delivery systems – nanoemulsions, micelles, hybrid nanoparticles; development and manufacturing of generic and brand pharmaceutical and cosmetic products. Mr. Schwarz served as Chief Scientist position (CS) at AlphaRx Canada from 2004  to 2011 and was Senior Manager/Formulation Development at Novopharm Pharmaceuticals LTD from 2003 to 2004. Mr. Schwarz also serves as Chief Scientific Officer of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Mr. Schwarz’s education, expertise and extensive experience in the pharmaceutical industry qualify him to serve as our Chief Scientific Officer.

Michael Weisspapir became Chief Medical Officer on May 22, 2012 and has over 25 years’ experience in pharmacology and drug development.  His knowledge spans all stages of drug development including pharmacology, toxicology, pharmaceutical science and neuroscience. He is also experienced in immunomodulators, anti-inflammatory drugs, anticonvulsant, anticancer agents as well as different methods of administration including parenteral, oral, transdermal and topical applications.

Mr. Weisspapir’s has experience with new drug evaluation for efficacy and safety (immunomodulators, chemotherapeutic agents, NSAID, anticonvulsants, antioxidants). This includes design and implementation of animal models of different indications, implementation of in vivo and in vitro experimental protocols as well as with controlled drug delivery systems, submicron emulsion, nanoemulsions, biodegradable nanoparticulate systems (NSAID, SAID, tranquilizers, anticonvulsants, peptides, antibiotics).  His most recent past work experience includes Chief Medical Scientist position (CMS) at AlphaRx Canada (2004 -2011).

Mr. Weisspapir currently holds three patents, has 20 patent applications and has been published in over 20 pharmacological and toxicological journals.  Mr. Weisspapir holds a Medical Doctor degree and Ph.D. degree in Pharmacology- both from Chelyabinsk State Medical Institute, Russia. Mr. Weisspapir also serves as Chief Medical Officer of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Mr. Weisspapir’s education, expertise and extensive experience in the pharmaceutical industry qualify him to serve as our Chief Medical Officer.

Currently, each officer, except for Mr. Williams and Ms. Ah Chong, devotes approximately 40 hours per week to the company, which is approximately 100% of their business time, except for Ms. Gluskin that devotes approximately 90% of her time to the company. Mr. Williams and Ms. Ah Chong will devote only minimal time to the company on an as-needed basis.

Committees of the Board of Directors

No director is deemed to be an independent director. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

Relationships and Related Party Transactions

       Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

 On May 22, 2012, we acquired the Acquired Products from Anna Gluskin, our current President and CEO, pursuant to the Acquisition Agreement. In exchange for the Acquired Products, we issued 10 million shares of common stock to the following persons who subsequently became directors and/or executive officers of the company:

●

Anna Gluskin (Director and Chief Executive Officer)

3,500,000 shares

●

Mirjana Hasanagic  (Director and President)

2,000,000 shares

●

Joseph Schwarz  (Chief Scientist)

2,000,000 shares

●

Michael Weisspapir (Chief Medical Officer)

2,000,000 shares

●

Brian Lukian  (Director and Chief Financial Officer)

500,000 shares

In connection with the Acquisition Agreement, we also issued 10 million shares of common stock (valued at $0.005 per share) to TGT Investment Management Inc. in exchange for services and/or monies advanced.

On October 23, 2012, Ms. Gluskin loaned $100,000 to the company pursuant to the terms of a demand promissory note agreement. The note is unsecured, carries interest at the rate of 5% per annum and is payable on demand. The company will use the proceeds from the loan to conduct its general business operations until additional funding can be arranged, of which there can be no assurance.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2012.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions

Item 11.

Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2012 and 2011.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.  As of the date hereof, no person has accrued any compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of April 6, 2012, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Officers
Anna Gluskin*	3,500,000	11.1%
Mirjana Hasanagic*	2,000,000	6.3%
Brian Lukian*	500,000	1.6%
Joseph Schwarz*	2,000,000	6.3%
Michael Weisspapir*	2,000,000	6.3%
Geoff Williams*	4,365,000	14.7%
Nancy Ah Chong*	0	0.0%
5% Stockholders
TGT Investment Management, Inc. (2)	10,000,000	31.6%
Edward F. Cowle*	4,635,000	14.7%
H. Deworth Williams	2,195,445	6.9%
All directors and officers as a group (7 persons)	14,635,000	46.3%

 *

Director and/or executive officer

Note:

Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)

  Based upon 31,625,000 shares of common stock outstanding on April 12, 2013.

(2)

  TGT Investment Management Inc. is privately held investment holding company, of which investment and voting control are held by Rose Perri.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

On May 22, 2012, we acquired the Acquired Products from Anna Gluskin, our current President and CEO, pursuant to the Acquisition Agreement. In exchange for the Acquired Products, we issued 10 million shares of common stock to the following persons who subsequently became directors and/or executive officers of the company:

●

Anna Gluskin (Director and Chief Executive Officer)

3,500,000 shares

●

Mirjana Hasanagic  (Director and President)

2,000,000 shares

●

Joseph Schwarz  (Chief Scientist)

2,000,000 shares

●

Michael Weisspapir (Chief Medical Officer)

2,000,000 shares

●

Brian Lukian  (Director and Chief Financial Officer)

   500,000 shares

In connection with the Acquisition Agreement, we also issued 10 million shares of common stock (valued at $0.005 per share) to TGT Investment Management Inc. in exchange for services and/or monies advanced.

Notes payable – related parties

The Company has recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders as Notes payable - related parties on the balance sheet. The amounts comprising Notes payable – related parties bear interest ranging from 5 percent per annum to 10 percent per annum, are unsecured and are due and payable upon demand.

-

During the years ended December 2012 and 2011, certain shareholders of the Company paid for expenses on behalf of the Company of $324,550 and $6,555. During 2012 in connection with the a agreement to purchase patents from a related party (see Note 5 below), an officer and director of the Company agreed to pay $50,000 to a former officer thus reducing the amount owed to that former officer by $50,000. As consideration to the officer and director for this $50,000 payment on behalf of the Company, 10,000,000 shares of common stock were issued to the officer and director. The amount for patents purchased valued at $0 and the related party debt paid by the officer of $50,000 and has been recorded as contributed capital in equity (See Note 5).

-

During the years ended December 31, 2012 and 2011, Anna Gluskin loaned the Company $100,000 and $-0-, respectively, for operating expenses.

-

On October 1, 2012 the Company entered into a lease agreement with a related party for office space. The lease has a term of 32 months with an expiration date of May 31, 2015. The lease specifies a monthly rate of $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 and 2015. The lease requires minimum lease payments of $175,988 over the term of the lease. At December 31, 2012 the Company owed $14,963 in connection with the lease.

The resulting balance of Notes payable – related parties totaled $449,103 and $59,590 at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and 2011, the Company owes $35,155 and $17,190 of accrued interest to related parties, respectively, resulting from interest expense of $16,833 and $5,679, respectively.

Contributed Capital

During the years ended December 31, 2012 and 2011, Anna Gluskin has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $3,000 and $6,000 for the years ended December 31, 2012 and 2011, respectively.

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

Audit Fees

Our auditors, Sadler, Gibb & Associates, billed us $6,000 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2012 and 2011.  They also billed us $2,500 per review for our quarterly reports during 2012.

Audit Related Fees

For the years ended December 31, 2012 and 2011, there were no fees billed for assurance and related services by our current auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2012 and 2011, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

PART  IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Exhibits

Exhibit No.

          Exhibit Name

  2.1 (1)

Patent Acquisition Agreement

  2.2 (1)

First Addendum to Patent Acquisition Agreement

  3.1 (4)

Articles of Incorporation and Certificates of Amendments

  3.3 (2)

Bylaws

  4.1 (4)

Instrument defining security holder rights – Specimen Stock Certificate

10.1 (3)

Agreement for Private Label & Custom Manufacturing

10.2(4)

Investment Agreement with Kodiak Capital Group, LLC

10.3(4)

Registration Rights Agreement with Kodiak Capital Group, LLC

10.4(4)

Demand Promissory Note

10.5(4)

Securities Purchase Agreement

10.6(4)

Agreement for distribution of products with Mediq Danmark A/S

21.1(4)

Subsidiaries

________________

(1)

Previously filed as exhibit to Form 8-K on May 29, 2012.

(2)

Previously filed as exhibit to Form 10-SB on November 2, 2007.

(3)

Previously filed as exhibit to Form S-1 on November 20, 2012.

(4)

Previously filed as exhibit to Amendment No. 1 to Form S-1 on January 29, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eastgate Acquisitions Corporation and subsidiary

We have audited the accompanying consolidated balance sheets of Eastgate Acquisitions Corporation and subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Acquisitions Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $744,208 for the period from inception through December 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2013

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash	$100,000	$-
Prepaid Assets	4,500	-

Total Current Assets	104,500	-

TOTAL ASSETS	$104,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$229,250	$12,408
Accrued interest - related parties	35,155	17,190
Notes payable - related parties	449,103	59,590

Total Current Liabilities	713,508	89,188

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 31,625,000 and 11,625,000
shares issued and outstanding, respectively	316	116
Additional paid-in capital	134,884	32,084
Deficit accumulated during the development stage	(744,208)	(121,388)

Total Stockholders' Equity (Deficit)	(609,008)	(89,188)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$104,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	116,874	-	116,874
Research and Development	105,422		105,422
General and administrative	383,501	23,943	487,699

Total Operating Expenses	605,797	23,943	709,995

LOSS FROM OPERATIONS	(605,797)	(23,943)	(709,995)

OTHER EXPENSES

Interest expense	(17,023)	(5,977)	(34,213)

Total Other Expenses	(17,023)	(5,977)	(34,213)

LOSS BEFORE INCOME TAXES	(622,820)	(29,920)	(744,208)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(622,820)	$(29,920)	$(744,208)

BASIC LOSS PER SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	23,865,437	11,625,000

The accompanying notes are an integral part of these consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional	Deficit Accumulated During the	Total Stockholders'Equity
	Shares	Amount	Paid-In Capital	Development Stage	(Deficit)
Balance at inception on September 8, 1999	-	$-	$-	$-	$-
Common stock issued for cash on September 8, 1999 at $0.00001 per share	11,625,000	116	384	-	500
Net loss from inception on September 8, 1999 through December 31, 1999	-	-	-	-	-
Balance, December 31, 1999	11,625,000	116	384	-	500

Net loss for the period from January 1, 2000 through December 31, 2004	-	-	-	(3,320)	(3,320)
Balance, December 31, 2004	11,625,000	116	384	(3,320)	(2,820)

Services contributed by shareholders	-	-	500	-	500
Net loss for the year ended December 31, 2005	-	-	-	(600)	(600)
Balance, December 31, 2005	11,625,000	116	884	(3,920)	(2,920)

Services contributed by shareholders	-	-	1,700	-	1,700
Net loss for the year ended December 31, 2006	-	-	-	(5,555)	(5,555)
Balance, December 31, 2006	11,625,000	116	2,584	(9,475)	(6,775)

Services contributed by shareholders	-	-	5,500	-	5,500
Net loss for the year ended December 31, 2007	-	-	-	(9,681)	(9,681)
Balance December 31, 2007	11,625,000	116	8,084	(19,156)	(10,956)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2008	-	-	-	(24,309)	(24,309)
Balance, December 31, 2008	11,625,000	116	14,084	(43,465)	(29,265)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2009	-	-	-	(23,649)	(23,649)
Balance, December 31, 2009	11,625,000	116	20,084	(67,114)	(46,914)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2010	-	-	-	(24,354)	(24,354)
Balance, December 31, 2010	11,625,000	$116	$26,084	$(91,468)	$(65,268)

Services contributed by shareholders	-	-	6,000	-	6,000
Net loss for the year ended December 31, 2011	-	-	-	(29,920)	(29,920)
Balance, December 31, 2011	11,625,000	$116	$32,084	$(121,388)	$(89,188)

Services contributed by shareholders	-	-	3,000	-	3,000
Common stock issued for services and payment of related party notes payable	20,000,000	200	99,800	-	100,000
Net loss for the year ended December 31, 2012	-	-	-	(622,820)	(622,820)
Balance, December 31, 2012	31,625,000	$316	$134,884	$(744,208)	$(609,008)

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(622,820)	$(29,920)	$(744,208)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related parties	339,513	6,555	399,103
Common stock issued for services	50,000	-	50,000
Services contributed by shareholders	3,000	6,000	34,700
Changes in operating assets and liabilities:
Change in accrued interest	17,965	5,977	35,155
Change in accounts payable	216,842	11,388	229,250
Change in prepaid Asset	(4,500)	-	(4,500)

Net Cash Used in Operating Activities	-	-	(500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from notes payable to related parties	100,000	-	100,000
Common stock issued for cash	-	-	500

Net Cash Provided by Financing Activities	100,000	-	100,500

NET DECREASE IN CASH	100,000	-	100,000

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$100,000	$-	$100,000

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

Capital contribution by officer - payment of
related party payable on behalf of company	$50,000	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Eastgate Acquisitions Corporation (The Company) was organized on September 8, 1999, under the laws of the State of Delaware. The Company is a development stage company and has not commenced principle operations as of the balance sheet date.  During the year ended December 31, 2012 the Company formed Eastgate Phamaceuticals, Inc. as a wholly-owned subsidiary of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Eastgate Acquisitions Corporation and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 and 2011.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Loss (numerator)	$(622,820)	$(29,920)
Shares (denominator)	23,865,437	11,625,000
Per share amount	$(0.03)	$(0.00)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2012 and 2011.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2012 and 2011.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2012	December 31, 2011
Income tax expense at statutory rate	$(242,900)	$(11,668)
Contributed services	1,170	2,340
Stock issued for services	39,000	-
Change in valuation allowance	202,730	9,328
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	December 31, 2012	December 31, 2011
NOL carryover	$290,241	$37,530
Valuation allowance	(290,241)	(37,530)
Net deferred tax asset	$-0-	$-0-

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

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation.

As of December 31, 2012, the Company has not issued any share-based payments to its employees.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $744,208 as of December 31, 2012.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

 NOTE 3 - RELATED-PARTY TRANSACTIONS

Notes payable – related parties

The Company has recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders as Notes payable - related parties on the balance sheet. The amounts comprising Notes payable – related parties bear interest ranging from 5 percent per annum to 10 percent per annum, are unsecured and are due and payable upon demand.

-

During the years ended December 2012 and 2011, certain shareholders of the Company paid for expenses on behalf of the Company of $324,550 and $6,555. During 2012 in connection with the a agreement to purchase patents from a related party (see Note 5 below), an officer and director of the Company agreed to pay $50,000 to a former officer thus reducing the amount owed to that former officer by $50,000. As consideration to the officer and director for this $50,000 payment on behalf of the Company, 10,000,000 shares of common stock were issued to the officer and director. The amount for patents purchased valued at $0 and the related party debt paid by the officer of $50,000 and has been recorded as contributed capital in equity (See Note 5).

-

During the years ended December 31, 2012 and 2011, an officer of the Company loaned the Company $100,000 and $-0-, respectively, for operating expenses.

EASTGATE ACQUISITIONS CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 3 - RELATED-PARTY TRANSACTIONS  (Continued)

-

On October 1, 2012 the Company entered into a lease agreement with a related party for office space. The lease has a term of 32 months with an expiration date of May 31, 2015. The lease specifies a monthly rate of $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 and 2015. The lease requires minimum lease payments of $175,988 over the term of the lease. At December 31, 2012 the Company owed $14,963 in connection with the lease.

The resulting balance of Notes payable – related parties totaled $449,103 and $59,590 at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and 2011, the Company owes $35,155 and $17,190 of accrued interest to related parties, respectively, resulting from interest expense of $16,833 and $5,679, respectively.

Contributed Capital

During the years ended December 31, 2012 and 2011, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $3,000 and $6,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

As stated above in Note 3, on May 22, 2012 pursuant to a patent acquisition agreement, the Company issued 10,000,000 shares of common stock valued at $0.005 per share to a Company officer in exchange for patent rights contributed, and forgiveness of debt to a related party of $50,000.  Also pursuant to the patent acquisition agreement, the Company issued an additional 10,000,000 shares of common stock to a third party in exchange for services, valued also at $0.005 per share.

NOTE 5 - SUBSEQUENT EVENTS

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

Dated:   April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

   Date

/S/    ANNA GLUSKIN

C.E.O. and director

   April 15, 2013

Anna Gluskin

(Principal Executive Officer)

/S/     MIRJANA HASANAGIC                 President and Director

   April 15, 2013

Mirjana Hasanagic

/S/     BRIAN LUKIAN

Chief Financial Officer and Director

   April 15, 2013

Brian Lukian

(Principal Financial Officer and

Accounting Officer)