Form 10-Q
period 2013-03-31
EASTGATE ACQUISITIONS CORP
filed 2013-05-07
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Outstanding as of May 7, 2013

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

Risk Factors

13

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at March 31, 2013, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2013 and 2012 and the period from September 8, 1999 (date of inception) to March 31, 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash	10,873	100,000
Prepaid Assets	$4,500	$4,500

Total Current Assets	15,373	104,500

PROPERTY & EQUIPMENT, net	64,220	-

TOTAL ASSETS	$79,593	$104,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$273,523	$229,250
Current portion of capital lease obligation	39,730	-
Accrued interest - related parties	45,405	35,155
Notes payable - related parties	482,332	449,103

Total Current Liabilities	840,990	713,508

LONG TERM LIABILITIES

Capital lease obligation - long term	14,105	-

Total Long Term Liabilities	14,105	-

TOTAL LIABILITIES	$855,095	$713,508

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;20,000,000 shares authorized,
at $0.00001 par value, 31,625,000 and 31,625,000
shares issued and outstanding, respectively	316	316
Additional paid-in capital	134,884	134,884
Deficit accumulated during the development stage	(910,702)	(744,208)

Total Stockholders' Equity (Deficit)	(775,502)	(609,008)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$79,593	$104,500

The accompanying notes are an integral part of these financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	3,586	-	120,462
Research and Development	37,995		143,417
General and administrative	113,689	5,750	601,388

Total Operating Expenses	155,270	5,750	865,267

LOSS FROM OPERATIONS	(155,270)	(5,750)	(865,267)

OTHER EXPENSES

Interest expense	(11,222)	(1,487)	(45,435)

Total Other Expenses	(11,222)	(1,487)	(45,435)

LOSS BEFORE INCOME TAXES	(166,492)	(7,237)	(910,702)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(166,492)	$(7,237)	$(910,702)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	31,625,000	11,625,000

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2013	2012	2013

OPERATING ACTIVITIES
Net loss	$(166,492)	$(7,237)	$(910,702)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	33,229	1,000	432,332
Common stock issued for services	-	-	50,000
Depreciation	3,971	-	3,971
Services contributed by shareholders	-	1,500	34,700
Changes in operating assets and liabilities:
Accrued interest	10,250	1,487	45,405
Prepaid asset	-	-	(4,500)
Accounts payable	44,271	3,250	273,523
Net Cash Used in Operating Activities	(74,771)	-	(75,271)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,648)	-	(4,648)
Net Cash Used in Investing Activities	(4,648)	-	(4,648)

FINANCING ACTIVITIES
Payments on capital lease obligation	(9,708)	-	(9,708)
Proceeds from notes payable to related parties	-	-	100,000
Common stock issued for cash	-	-	500
Net Cash Provided by Financing Activities	(9,708)	-	90,792

NET INCREASE (DECREASE) IN CASH	(89,127)	-	10,873

CASH AT BEGINNING OF PERIOD	100,000	-	-

CASH AT END OF PERIOD	$10,873	$-	$10,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$973	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Capital contribution by officer - payment of
related party payable on behalf of company	$-	$-	$50,000
Property & equipment purchased under
capital lease obligation	$63,543	$-	$63,543

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company has recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders as Notes payable - related parties on the balance sheet. The amounts comprising Notes payable –related parties bear interest ranging from 5 percent per annum to 10 percent per annum, are unsecured and are due and payable upon demand.   The balance of Notes payable – related parties totaled $482,332 and $449,103 at March 31, 2013 and December 31, 2012, respectively.  The balance in interest accrued on the note totaled $45,405 and $35,155 at March 31, 2013 and December 31, 2012, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

During 2012, an officer of the Company contributed various administrative services to the Company, including basic management and accounting services, and utilization of office space and equipment. This officer resigned during 2012, resulting in no expense recorded beyond June 2012. These services have been valued at $500 per month of service and have been recorded as capital contributions of $0 and $3,000 as of the periods ending March 31, 2013 and December 31, 2012, respectively.

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

NOTE 6 – PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION

On January 4, 2013 the Company entered into a capital lease agreement to purchase equipment. The lease has a term of 19 months starting January 4, 2013 with the final payment due on August 1, 2014. The lease specifies a monthly rate of $3,600. The lease requires minimum lease payments of $68,400 over the term of the lease. The lease was initially recorded at $63,543, which is the present value of the minimum lease payments (less no executor cost) using the Company’s incremental borrowing rate of 10%.  During the three months ended March 31, 2013 the Company paid principal of $9,708 ($0 during 2012) against the capital lease obligation and corresponding interest of $973, leaving an amount owing at the end of the period of $53,835 ($0 at December 31, 2012), $14,105 of which is a long-term obligation.

Pursuant to ASC 840-30 for capital leases, the equipment was recorded at the same value as the initial capital lease obligation of $63,543.  Also during the three months ending March 31, 2013, the Company purchased additional equipment for cash of $4,548. The estimated useful life of all equipment purchased during the period ended March 31, 2013 is 5 years. Depreciation expense of $3,746 and $0 was recorded during the three months ended March 31, 2013 and March 31, 2012, respectively, which leaves a net balance in Property & Equipment of $60,845 and $0 at March 31, 2013 and December 31, 2012, respectively.

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012.

We have not recorded any revenues since inception. Management anticipates that we will realize revenues during the second half of 2013, as we are able to develop our intellectual property and begin marketing new products.

During the three month period ended March 31, 2013 (“first quarter”), we incurred a net loss of $166,492, an increase of $159,255 when compared to our net loss of $7,237 for the first quarter of 2012.  The increased net loss is primarily attributed to the increase in general and administrative expenses, from $5,750 in the first quarter of 2012 to $113,689 for the first quarter of 2013, and $37,995 in research and development expenses in the first quarter of 2013 compared to $0 for the 2012 period.  These increased expenses are due to beginning operations and development of products following the acquisition of intellectual property in May 2012. Also, interest expense increased from $1,487 for the first quarter of 2012 to $11,222 for the first quarter of 2013, due to an increase in loans from stockholders and capital leases payable.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

At March 31, 2013 we had a working capital deficit of $825,617, which is an additional deficit of $216,609 from the December 31, 2012 deficit balance of $609,008. Our working capital deficit at December 31, 2011 was $89,188.  The increased deficit is a result of beginning operations and a net loss for the first quarter of 2013 of $166,492.  Our initial operations have been financed by advances from a related party.

During the first three months of 2013, ongoing expenses were paid by principal stockholders.  At March 31, 2013 and December 31, 2012, we had cash on hand of 10,873 and $100,000, respectively.  On October 23, 2012, the company entered into a demand promissory note agreement whereby we received $100,000 from a related party.  The note accrues interest at an annual rate of 5%, is unsecured and is payable on demand. At March 31, 2013 we had a note payable - related party of $482,332, compared to $449,103 at December 31, 2012.  The increase represents additional payment of ongoing expenses by related parties during the first three months of 2013 and during 2012.  Accrued interest – related party at March 31, 2013 was $45,405 compared to $35,155 at December 31, 2012, which increase reflects the added interest on the payable – related party.  Accounts payable increased from $229,250 at December 31, 2012, to $273,523 at March 31, 2013, reflecting an increase in unpaid obligations due to increased operations since finalizing the Acquisition Agreement.

At March 31, 2013, we had a stockholders’ deficit of $775,502 compared to a stockholders' deficit of $609,008 at December 31, 2012.  The increase in stockholders' deficit is primarily attributed to ongoing general and administrative expenses and additional professional fees, principally legal and accounting costs, and research and development expenses.

As of May 3, 2013, we had cash on hand of $10,516.  We believe that our available cash will be sufficient to carry on general corporate functions for the next three months, although we will need to limit cash outlays for research and product development until we can secure additional fund.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the Acquired Products will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

On December 31, 2012, we entered into an agreement with Kodiak Capital, LLC (“Kodiak”) that could possibly result in future funding for the company up to $15.0 million. The agreement is structured as an “equity line” whereby the company could sell, or “put” to Kodiak, from time-to-time, shares of our common stock at a price based upon the current market price of the shares quoted on a public market, if such a market exists. However, the agreement is subject to several contingencies including, but not limited to a provision that our common stock must be included on the OTCBB or other trading medium and that the company must have an effective registration statement that includes the common shares: issuable under the agreement. There can be no assurance that the contingencies will be fulfilled so that we could realize any funding under the agreement.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $290,241 as of December 31, 2012.  This loss carry forward may be offset against future taxable income through the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2012 or the three month period ended March 31, 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is expected to have a material impact on the company’s financial position or statements.

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

The Acquisition Agreement enabled us to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products. We have not formulated any final products or received  approvals from any regulatory agencies or generated any revenues from product sales. We have not been profitable since our inception through the current date.

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

●

Maintain, defend and expand the scope of our intellectual property; and

●

Hire qualified personnel.

Future product revenue will depend on our ability to develop, receive regulatory approvals for, and successfully market, our product candidates. In the event that our development efforts result in regulatory approval and successful commercialization of our product candidates, we will generate revenue from direct sales of our products and/or, if we license our products to future collaborators, from the receipt of license fees and royalties from licensed products.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2013. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 7, 2013

By:  /S/   ANNA GLUSKIN

Anna Gluskin

Chief Executive Officer

(Principal Executive Officer)

Date:  May 7, 2013

By:  /S/   BRIAN LUKIAN

Brian Lukian

Chief Financial Officer

(Principal Accounting Officer)

14