Form 10-Q
period 2013-06-30
EASTGATE ACQUISITIONS CORP
filed 2013-08-14
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Outstanding as of August 14, 2013

Common Stock, $0.00001 par value

       31,625,000

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

14

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at June 30, 2013, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2013 and 2012 and the period from September 8, 1999 (date of inception) to June 30, 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash	1,814	100,000
Prepaid Assets	$-	$4,500

Total Current Assets	1,814	104,500

PROPERTY & EQUIPMENT, net	60,907	-

TOTAL ASSETS	$62,721	$104,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$346,409	$229,250
Current portion of capital lease obligation	40,610	-
Accrued interest - related parties	57,842	35,155
Notes payable - related parties	615,275	449,103

Total Current Liabilities	1,060,136	713,508

LONG TERM LIABILITIES

Capital lease obligation - long term	3,570	-

Total Long Term Liabilities	3,570	-

TOTAL LIABILITIES	$1,063,706	$713,508

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;100,000,000 shares authorized,
at $0.00001 par value, 31,625,000 and 31,625,000
shares issued and outstanding, respectively	316	316
Additional paid-in capital	134,884	134,884
Accumulated other comprehensive income	37	-
Deficit accumulated during the development stage	(1,136,222)	(744,208)

Total Stockholders' Equity (Deficit)	(1,000,985)	(609,008)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$62,721	$104,500

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30
	2013	2012	2013	2012	2013
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	9,721	111,459	13,307	111,459	130,181
Research and Development	24,751	-	62,746	-	168,168
General and administrative	177,349	111,689	291,038	117,439	778,737
Total Operating Expenses	211,821	223,148	367,091	228,898	1,077,086
LOSS FROM OPERATIONS	(211,821)	(223,148)	(367,091)	(228,898)	(1,077,086)

OTHER EXPENSES
Interest expense	(13,701)	(1,485)	(24,923)	(2,972)	(59,136)
Total Other Expenses	(13,701)	(1,485)	(24,923)	(2,972)	(59,136)

LOSS BEFORE INCOME TAXES	(225,522)	(224,633)	(392,014)	(231,870)	(1,136,222)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(225,522)	$(224,633)	$(392,014)	$(231,870)	$(1,136,222)
BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	31,625,000	20,291,667	31,625,000	15,934,392

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss	$(225,522)	$(224,633)	$(392,014)	$(231,870)	$(1,136,222)

Other Comprehensive Loss	(37)	-	(37)	-	(37)

Comprehensive Loss	$(225,559)	$(224,633)	$(392,051)	$(231,870)	$(1,136,259)

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From
				Inception on
				September 8,
	For the six Months Ended			1999 Through
	June 30,			June 30
	2013	2012		2013

OPERATING ACTIVITIES
Net loss	$(392,014)		$(231,870)	$(1,136,222)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	166,172		54,252	565,275
Common stock issued for services	-		100,000	50,000
Depreciation	7,284		-	7,284
Services contributed by shareholders	-		3,000	34,700
Changes in operating assets and liabilities:
Accrued interest	22,687		2,972	57,842
Prepaid asset	4,500		-	-
Accounts payable	117,159		71,646	346,409
Net cash used in Operating Activities	(74,212)		-	(74,712)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,648)		-	(4,648)
Net Cash Used in Investing Activities	(4,648)		-	(4,648)

FINANCING ACTIVITIES
Payments on capital lease obligation	(19,363)			(19,363)
Proceeds from notes payable to related parties	-		-	100,000
Common stock issued for cash	-		-	500
Net Cash Provided (used in) by Financing Activities	(19,363)		-	81,137

NET INCREASE (DECREASE) IN CASH	(98,223)		-	1,777
Effect of foreign currency translation adjustments	37			37

CASH AT BEGINNING OF PERIOD	100,000		-	-

CASH AT END OF PERIOD	$1,814		$-	$1,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$2,237		$-	$2,237
Income Taxes	$-		$-	$-

NON CASH FINANCING ACTIVITIES:
Capital contribution by officer - payment of
related party payable on behalf of company	$-		$-	$50,000
Property & equipment purchased under
capital lease obligation	$63,543	$		$63,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2013 and December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

June 30, 2013 and December 31, 2012

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Earnings (Loss) per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Comprehensive Loss

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss.  Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments.

Research and Development Policy

Research and development costs are expensed as they are incurred.  Research and development expense was $62,746 and nil for the six months ended June 30, 2013 and 2012 and $168,168 from September 8, 1999 (inception) to June 30, 2013.

Consolidation Policy

The consolidated balance sheets and statement of operations for the periods ended June 30, 2013 and December 31, 2012 include the books of Eastgate Acquisitions Corporation and its wholly owned subsidiary, Eastgate Pharmaceuticals Inc.  All intercompany transactions and balances have been eliminated in the consolidation.

Foreign Currency Policy

The Company’s wholly owned subsidiary, Eastgate Pharmaceuticals Inc.’s functional currency is the Canadian Dollar. All of its balance sheet accounts were translated to US Dollars at the June 30, 2013 spot rate. All of its income statement accounts were translated at the average translation rate between US Dollars and Canadian Dollars for the six month’s ended June 30, 2013.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2013 and December 31, 2012

Property and Equipment Policy

Laboratory equipment and other equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized: minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five years.

	Method	Period

Laboratory and other equipment	Straight line	5 years

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

-

During the year ended December 2012, certain shareholders of the Company paid for expenses on behalf of the Company of $324,550. During 2012 in connection with the  agreement to purchase patents from a related party (see Note 5 below), an officer and director of the Company agreed to pay $50,000 to a former officer thus reducing the amount owed to that former officer by $50,000. As consideration to the officer and director for this $50,000 payment on behalf of the Company, 10,000,000 shares of common stock were issued to the officer and director. The amount for patents purchased valued at $0 and the related party debt paid by the officer of $50,000 and has been recorded as contributed capital in equity (See Note 5).

-

During the six months ended June 30, 2013, certain shareholders of the Company paid for expenses on behalf of the Company of $166,172.

-

During the year ended December 31, 2012, an officer of the Company loaned the Company $100,000 and $-0-, respectively, for operating expenses.

-

On October 1, 2012 the Company entered into a lease agreement with a related party for office space. The lease has a term of 32 months with an expiration date of May 31, 2015. The lease specifies a monthly rate of $5,344 for 2013, and $5,700 for 2014 and 2015. The lease requires minimum lease payments of $175,988 over the term of the lease. At June 30, 2013 and December 31, 2012, the Company owed nil and $14,963 in connection with the lease.

The resulting balance of Notes payable – related parties totaled $615,275 and $449,103 at June 30, 2013 and December 31, 2012, respectively.  The balance in interest accrued on the note totaled $57,842 and $35,155 at June 30, 2013 and December 31, 2012, respectively.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2013 and December 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY

During 2012, an officer of the Company contributed various administrative services to the Company, including basic management and accounting services, and utilization of office space and equipment. This officer resigned during 2012, resulting in no expense recorded beyond June 2012. These services have been valued at $500 per month of service and have been recorded as capital contributions of $0 and $3,000 as of the periods ending June 30, 2013 and December 31, 2012, respectively.

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

NOTE 6 – PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION

On January 4, 2013 the Company entered into a capital lease agreement to purchase equipment. The lease has a term of 19 months starting January 4, 2013 with the final payment due on August 1, 2014. The lease specifies a monthly rate of $3,600. The lease requires minimum lease payments of $68,400 over the term of the lease. The lease was initially recorded at $63,543, which is the present value of the minimum lease payments (less no executor cost) using the Company’s incremental borrowing rate of 10%.  During the six months ended June 30, 2013 the Company paid principal of $19,363 ($0 during 2012) against the capital lease obligation and corresponding interest of $2,237, leaving an amount owing at the end of the period of $44,180 ($0 at December 31, 2012), $3,570 of which is a long-term obligation.

Pursuant to ASC 840-30 for capital leases, the equipment was recorded at the same value as the initial capital lease obligation of $63,542.  Also during the six months ending June 30, 2013, the Company purchased additional equipment for cash of $4,548. The estimated useful life of all equipment purchased during the period ended June 30, 2013 is 5 years. Depreciation expense of $7,284 and $0 was recorded during the six months ended June 30, 2013 and June 30, 2012, respectively, which leaves a net balance in Property & Equipment of $60,907 and $0 at June 30, 2013 and December 31, 2012, respectively.

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012 and for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

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

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company’s financial statements for the years ended December 31, 2012 and 2011 and for the three and six months ended June 30, 2013.

We have not recorded any revenues since inception. Management anticipates that we will realize revenues during the last quarter of 2013, as we are able to develop our intellectual property and begin marketing new products.

During the three month period ended June 30, 2013 (“second quarter”), we incurred a net loss of $225,522, an increase in loss of $889 when compared to our net loss of $224,633 for the second quarter of 2012. The net loss in the second quarter of 2013 represent operational activity to advance the products acquired in May 2012.  Whereas the loss in the second quarter of 2012 represent the cost associated with the patent acquisition agreement in May 2012.  During the six month period ended June 30, 2013 (“first six months”), we incurred a net loss of $392,014, an increase loss of $160,144 when compared to the $231,870 net loss for the comparable 2012 period. The increased loss for the first six months of 2012 is primarily attributed to the start of operations after the patent acquisition agreement of May 2012. The individual expense explanations are detailed below.  The first six months of 2013 represents operational activity for product development in order to begin marketing our new products.  Whereas the majority of operating expenses for the first six months of 2012 represent the fees incurred in the acquisition of intellectual property in May 2012.

Sales

We have not recorded any revenues since inception. Management anticipates that we will realize revenues during the last quarter of 2013, as we are able to develop our intellectual property and begin marketing new products.

Operating Expenses

Professional fees

During second quarter ended June 30, 2013, professional fees expenses were $9,721, a decrease of $101,738 from the second quarter of 2012 professional fees expense of $111,459.  The professional fees expense incurred in the second quarter of 2012 were the result of the patent acquisition agreement in May 2102.  The professional fees for the second quarter of 2013 represent operational activity with no unusual activity.

During the first six months of 2013, professional fees were $13,307 a decrease by $98,152 from $111,459 for the comparative six months ended June 30, 2012. This decrease was primarily due to the fact that professional fees of 2013 represent normal operational activity whereas the six month period ended June 30, 2012 included professional fees expenses related to the acquisition of the Acquired Products and to costs related to our periodic reporting obligations with the SEC.

Research and development

Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products.  Also included in research and development are laboratory consumables.

During the second quarter ended June 30, 2013, research and development expenses increased by $24,751 form $0 for the second quarter of 2012. The increase was a result of the development work being done on our new products, which we anticipate will become available for sale in late 2013.

During the first six months of 2012, research and development expenses increased by $62,746 from $0 for the comparable 2012 period. The increase was a result of the development of the new products which we anticipate will become available for sale in late 2013.

General and administrative

During the second quarter of 2013, we incurred general and administrative expenses of $177,349, an increase of $65,660 from $111,689 for the second quarter of 2012. The increase was a result of operations since the acquisition of intellectual property in May of 2012.

During the first six months of 2013, we incurred general and administrative expenses of $291,038, an increase of $173,599 from $117,439 for the first six months of 2012. The increase was a result of the start of operations since the acquisition of intellectual property in May of 2012.

Interest expense

Interest expense of $13,701 for second quarter of 2013 increased by $12,216 from the interest of $1,485 for the second quarter of 2012.  The increase interest expense reflects the increase in loans from stockholders to finance operations. The interest expense has not been paid and is carried on the balance sheet as a current liability accrued interest related party.

Interest expense of $24,923 for the first six months of 2013 increased by $21,951 from the interest of $2,972 for the comparable period of 2012.   The increase is attributed to an increase in loans from stockholders during the period.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

At June 30, 2013 we had a working capital deficit of $1,058,322, which is an increase of $499,314 from the December 31, 2012 deficit balance of $609,008. The increased deficit is a result of beginning operations and a net loss for the first six months of 2013 of $392,014.  Advances from a related party as well as an increase in accounts payable have financed our initial operations.

During the first six months of 2013, ongoing expenses were paid by principal stockholders and through increasing accounts payable.  At June 30, 2013 and December 31, 2012, we had cash on hand of $1,814 and $100,000, respectively.  On October 23, 2012, the company entered into a demand promissory note agreement whereby we received $100,000 from a related party.  The note accrues interest at an annual rate of 5%, is unsecured and is payable on demand. At June 30, 2013 we had a note payable - related party of $615,275, compared to $449,103 at December 31, 2012.  The increase represents additional payment of ongoing expenses by related parties during the first six months of 2013.  Accrued interest – related party at June 30, 2013 was $57,842 compared to $35,155 at December 31, 2012, which increase reflects the added interest on the payable – related party.  Accounts payable increased from $229,250 at December 31, 2012, to $346,409 at June 30, 2013, reflecting an increase in unpaid obligations due to increased operations since finalizing the Acquisition Agreement.

At June 30, 2013, we had a stockholders’ deficit of $1,000,985 compared to a stockholders' deficit of $609,008 at December 31, 2012.  The increase in stockholders' deficit is primarily attributed to ongoing general and administrative expenses, additional professional fees, principally legal and accounting costs, and research and development expenses.

As of August 7, 2013, we had cash on hand of $9,915.  We believe that our available cash combined with continued advances from related party will be sufficient to carry on general corporate functions for the next three months, although we will need to limit cash outlays for research and product development until we can secure additional funds.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the Acquired Products will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $290,241 as of December 31, 2012.  This loss carry forward may be offset against future taxable income through the year 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2012 or the six month period ended June 30, 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 4.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first six months of fiscal 2013. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the first six months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 14, 2013

By:  /S/   ANNA GLUSKIN

Anna Gluskin

Chief Executive Officer

(Principal Executive Officer)

Date:  August 14, 2013

By:  /S/   BRIAN LUKIAN

Brian Lukian

Chief Financial Officer

(Principal Accounting Officer)

16