Form 10-K/A
period 2012-12-31
EASTGATE ACQUISITIONS CORP
filed 2013-09-25
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

The number of shares of the registrant’s common stock outstanding as of September 25, 2013 was 31,625,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

EASTGATE ACQUISITIONS CORPORATION

TABLE OF CONTENTS

Page

PART  I

Item 1.

Business

3

Item 1A.

Risk Factors

20

Item 1B.

Unresolved Staff Comments

20

Item 2.

Properties

20

Item 3.

Legal Proceedings

20

Item 4.

Mine Safety Disclosures

20

PART  II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

20

Item 6.

Selected Financial Data

22

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

22

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 8.

Financial Statements and Supplementary Data

16

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

26

Item 9A.

Controls and Procedures

26

Item 9B

Other Information

27

PART  III

Item 10.

Directors, Executive Officers and Corporate Governance

27

Item 11.

Executive Compensation

30

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

30

Item 13.

Certain Relationships and Related Transactions and Director

Independence

30

Item 14.

Principal Accounting Fees and Services

32

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

33

Signatures

44

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for Eastgate Acquisitions Corporation amends the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 16, 2013.  This Amendment No. 1 is being filed solely to revise certain portions of the report in response to comments issued by the SEC.

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

In addition to the 10 million shares of common stock issued to the seller, the Acquisition Agreement provided for the issuance of 10 million shares of common stock to other persons in consideration for services rendered and/or monies advanced to Eastgate. Those shares were issued to TGT Investment Management Inc. for monies previously advanced for product development and for services to the company and in connection with finalizing the Acquisition Agreement.

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

Business Activities

We have a limited operating history and make no representation, nor is any intended, that we will be able to successfully carry on future business activities.   Our goal is to develop novel formulations of natural compounds and pharmaceutical products. We intend to accomplish this by developing our proprietary self-emulsifying drug delivery systems, predominantly forming nanoemulsions. Although we have not finalized any products and are in the early stages of research, our goal is to be able to develop patentable formulations of pharmaceutical, nutraceutical dietary supplements and consumer health products.

Our self-emulsifying drug delivery technology includes two different approaches that we believe could ultimately improve solubility of poorly soluble compounds and provide new methods of delivery. These perceived approaches consist of (i) a self-nanoemulsifying vehicles for oral or topical use, and (ii) a technological approach intended to improve solubility of incorporated compounds. We believe that our technologies can be applied to products based on natural compounds and well-established pharmaceuticals with known biological activities.

In developing our proposed products, we intend to use modern delivery technologies. Some examples are:

●

nanoemulsification and self-nanoemulsification;

●

polymer-lipid mixed micelles; and

●

solubility improvement of poorly soluble compounds for molecules with known biological activity and well established safety profiles.

We are presently applying our technology only to known pharmaceutical compounds that have been previously approved by the Food and Drug Administration (“FDA”). Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits a company to obtain FDA approval of a New Drug Application (“NDA”) without conducting the full complement of safety and efficacy trials. An applicant under Section 505(b)(2) may use the original filer’s information and rely on published studies to demonstrate the safety and effectiveness of the new drug based on a known compound. Because we intend to apply our technology only to previously approved pharmaceutical compounds, we believe that Section 505(b)(2) could possibly be available to us. If we are permitted to use Section 505(b)(2), it would likely decrease requirements for preclinical investigations and clinical testing and accelerate the overall approval time for our products, although there can be no assurance of this.

Some of our proposed products under development are based on existing natural compounds. Many of these proposed products are made of essential oils and plant extracts. Our proposed products comprise excipients listed in the FDA “Inactive Ingredients Guide” that we believe are safe and approved for human consumption. Additionally, we believe that these proposed products can be manufactured using common equipment. We also believe that the technologies can be applied to a variety of pharmaceuticals and natural components and may allow development of products for different applications and different routes of administration.

In October 2012, our CEO, Anna Gluskin, contributed to the company the entity Eastgate Pharmaceuticals Inc., a Province of Ontario, Canada corporation, of which Ms. Gluskin was the sole shareholder, officer and director. Thus, Eastgate Pharmaceuticals became and will operate as our wholly owned subsidiary. Initially, we deposited into Eastgate Pharmaceuticals the $100,000 proceeds from a demand promissory note for use by the company.  Subsequently in December 2012, Eastgate Pharmaceutical was the signing party to a distribution agreement with Mediq Dansmark A/S.  We anticipate that we may conduct many of our future operations in Canada through the subsidiary.

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

Product Overview

Our goal is to work towards development of novel patentable formulations of pharmaceutical products. The following depicts those products we plan to develop. However, we are in the early stages of research and there is no assurance that we will be able to finalize and market any commercially viable products.

Pharmaceutical products in development

●

Lorazepam oral spray intended for treatment of acute seizures and based on our proprietary self-nanoemulsifying composition.

●

Ketoconazole 2% topical ointment intended for treatment of superficial fungal infections and based on use of our proprietary solubilization platform.

●

Metformin chewable/sublingual tablet based on proprietary composition and intended to allow effective taste masking of incorporated Metformin.

Natural products and dietary supplements in development

●

E-DROPS NANO – self-nanoemulsifying composition containing natural essential oils for oral administration.

●

PURALEN -   self-emulsifying composition of essential oils for oral administration.

●

GLUCORRECT – soft gelatin capsules with combination of plant extract (standardized Banaba leaf extract, containing 18% of Corosolic acid) and lipoic acid in proprietary self-nanoemulsifying composition.

●

URBAN POWER – soft gelatin capsules with combination of plant extracts (standardized Ursolic acid from Sage and Banaba leaf extract with 18% of Corosolic acid) in proprietary self-nanoemulsifying composition.

●

VITAMIN D3 NANOEMULSION – Nanoemulsion with Cholecalciferol (vitamin D3).

●

CLEANEZZE – Hand sanitizer containing essential oil.

Business Strategy

Our primary business strategy capitalizes on the growing interest in three related areas:

1.

Developing innovative therapeutic products.  Our goal is to discover, develop and commercialize innovative therapeutic products, improve efficacy of the existing compounds by using our delivery technologies, and incorporate poorly soluble compounds having known biological activity and well established safety profiles.

2.

Development of novel natural products and dietary supplements. We believe that people are increasingly interested in alternative approaches to health care. We intend to apply our technological approaches to developing natural health products and dietary supplements.

Technology and Products

Our Technology

It is our belief and our research is focused on establishing that our technology can improve solubility of poorly soluble drugs. Our technologies are in the early stage of development.  Numerous studies will have to be conducted to support our current hypothesis about our technologies.  To date, we have done a limited amount of work with our proposed products and do not have sufficient knowledge as to whether any will be successful or our technologies validated.  We are partially relying on the research data performed by other scientist that was published in scientific journals.  There are no assurances that third party findings will be replicated by our own research in the future.  Our proposed products, based on our technology, will have to be supported by our own extensive research that will take a long time and significant resources to accomplish.  Some of the relevant findings published in scientific literature used as a basis for our technology and the proposed products are presented below.

There are several scientific reviews describing the use of self-emulsifying formulations for improvement of solubility and bioavailability of poorly soluble compounds. Referencing a review by He C-X. et al, (2010), at least 40% of new pharmacologically active chemical entities identified by high-throughput screening have a problem with water solubility. Poor water solubility correlates with numerous issues such as impaired bioavailability and increased cost of drug products. Oral administration of poorly water-soluble drugs can result in low drug dissolution rate and poor absorption in the gastrointestinal tract, whereas intravenous administration of such compounds accompanied by adverse effects and toxic reactions as a result of the precipitation and aggregation of poorly soluble drugs. Therefore, efforts have been made to improve the solubility of the drug candidates. The usual formulation strategy is the conversion of a drug into a salt form by pH adjustment, if possible. If the drug is intrinsically insoluble, there are still various strategies available, such as the use of co-solvents, inclusion complexes, nanosuspensions, micelles, liposomes, polymeric nanoparticles, micro- and nanoemulsions or solid dispersions.1

Kohli K. et al. (2010) describes self-emulsifying drug delivery systems as a vital tool in solving low bioavailability issues of poorly soluble drugs. Hydrophobic drugs can be dissolved in these systems, designed for oral administration. When such system is released in the lumen of the gastrointestinal tract, it disperses to form a fine micro- or nanoemulsion with the aid of gastrointestinal fluid. This leads to in situ solubilization of drug that can subsequently be absorbed dominantly via the lymphatic pathway, bypassing the hepatic first-pass effect. This article presents a scientific body of various published reports on diverse types of self-emulsifying formulations with emphasis on their formulation, characterization and in vitro analysis, with examples of currently marketed preparations.2

Chen H. et al., (2011) in the article “Nanonization strategies for poorly water-soluble drugs”, discusses the use of nanoemulsions for successful oral, topical and ophthalmic application.3

Our nanoemulsion based delivery platform, when fully developed and approved, can be applicable in several types of dosage forms:

1.

Liquid formulations for oral administration.  Self-nanoemulsifying delivery system applicable for lorazepam oral spray, liquid forms of vitamin Ds, nanoemulsion of essential oils (E-drops nano). We believe the technology could eliminate product loss due to adhesion to glass walls or surfaces.

2.

Topical formulations containing polar solvents.  This approach is intended to improve solubility of poorly soluble compounds and may prevent drug precipitation. For example, solubility of Ketoconazole in the proposed delivery system exceeds 50 mg/ml, while drug solubility in pure alcohol is only 20 mg/ml. After addition of water or saline to our Ketoconazole formulation, the microscopic examination showed no signs of precipitation or crystallization of the drug for at least 24 hours. We plan to use this technology in our proposed topical antifungal composition of Ketoconazole.

3.

Oral-solid dosage forms.  Self-microemulsifying compositions for incorporation of poorly soluble compounds, including plant extracts and natural components along with different lipids or essential oils, into gelatin capsules. The capsule dissolves in the stomach and releases a fine emulsion with biologically active components incorporated in small oil droplets. This approach can be used for delivery of a combination of Banaba extract and alpha-Lipoic acid (GluCorrect™). The mean droplet size of GluCorrect formulation after dissolution in simulated gastric fluid was found to be about 108 nm.

Proposed Products

Pharmaceutical prescriptions

Lorazepam oral spray for emergency treatment of acute seizures

Control of prolonged acute severe seizures (Cluster Seizures, Status Epilepticus) usually requires hospitalization and emergency treatment by means of intravenous anticonvulsant drugs. Lorazepam is an approved benzodiazepine drug with known anticonvulsant activity and relatively low level of side effects. Administration of anticonvulsants by routes more convenient than intravenous injection (for example buccal or nasal), has been actively studied, but to the best of our knowledge, to date no buccal or nasal medications have been approved in North America. Accordingly, we believe there is an unmet need for a convenient, fast acting treatment of the acute seizures, particularly in out-of-hospital settings, which does not require parenteral administration.

Our proposed Lorazepam oral spray for transmucosal delivery is based on the proprietary waterless self-nanoemulsifying formula, which is designed to prevent precipitation of the active ingredient after contact with saliva.  Although in the early stages of research, we believe that the spray, when developed, could provide fast onset of action and enhance drug absorption through the oral mucosa. Our experiments in animals have shown fast onset (3-5 minutes) and effective anti-convulsant action of Lorazepam spray, comparable with parenterally administered Lorazepam injectable solution in the same dose.

We believe that when fully developed and tested, the oral spray formulation of Lorazepam will be capable of providing a fast and effective treatment of acute seizures in the hospital, in outpatient settings or in the home. This novel form of the anticonvulsant would be a convenient alternative to injectable Lorazepam for efficient control of epilepsy emergencies.

Lorazepam oral spray is still in the research stage and our goal is to develop it with the following features:

●

Easy and fast non-invasive administration;

●

Fast onset of action;

●

Suitable for self-administration;

●

Can be administered in a hospital or outpatient setting; and

●

Easy and convenient control of delivered doses.

Commercialization and potential development

Management believes that the large number of annual incidence of epileptic seizures and acute repetitive seizures in the United States creates a potential for Lorazepam spray. Currently, patients with prolonged acute seizures must be transported to a hospital and treated with intravenous infusion of Diazepam. Due to delay of transportation and late beginning of the treatment, acute seizures can last for extended period, causing brain damage, disability and possibly death. We believe Lorazepam oral spray, if finalized and made available, could ultimately be used in non-hospital settings shortly after a seizure begins.

If initial investigations in animals and optimization of the formulation of transmucosal Lorazepam are successful, we believe the spray could be manufactured for toxicological, safety and pharmacokinetics investigations. Analytical development, product optimization and stability program for the selected dosage form will be carried out in accordance with good laboratory practice (GLP) and good manufacturing practice (GMP) requirements.

Required safety pharmacology and toxicology programs will be conducted using the final formulation in accordance with current regulations. Size and duration of toxicology and safety pharmacology program and clinical development program will be established after meeting with health regulators.

The estimated duration of product development is 24 to 36 months for pre-clinical studies, including toxicology and safety pharmacology in accordance with Canadian requirements, with an estimated cost of approximately $6.0 million. Clinical trials can start within three years after the start of the project. Because the proposed product is based on a long approved and well-known drug with good safety profile, and the proposed dosage is in the approved dosage range, we believe that a shortened clinical development could possibly be sufficient for marketing approval in Canada. We estimate the cost of the clinical trials program in Canada to be approximately $13 million. We also believe that Lorazepam oral spray in the U.S. may satisfy development program requirements outlined in Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. However, there is no assurance that we will be able to use the shortened approval process in Canada or that Section 505(b)(2) will be available in the U.S.

We are presently in the research phase of developing formulation of Lorazepam Oral Spray. There is no assurance that the product will be able to reach proposed results and efficacy or be commercially viable.

2% Ketoconazole antifungal ointment

Ketoconazole is a synthetic drug used to treat fungal infections. Structurally, Ketoconazole belongs to an Imidazole class of antifungals compounds. Topical preparations of Ketoconazole are used to treat superficial fungal infections of the skin or nails.

We are developing what we believe to be a novel topical formulation of 2% Ketoconazole ointment.  Ketoconazole is a drug with very low solubility, but it completely dissolves in a proprietary vehicle in the form of the water washable ointment. Solubility of Ketoconazole in the vehicle for proposed delivery system exceeds 50 mg/ml, while drug solubility in pure alcohol is only 20 mg/ml. After addition of water or saline to our Ketoconazole formulation the microscopic examination showed no signs of precipitation or crystallization of the drug for at least 24 hours.  The novel solubilizing formulation prevents Ketoconazole from precipitation on contact with body tissues and a combination of polar solvents retain the drug in an active dissolved state.

Commercialization potential and development

2% Ketoconazole gel (Xolegel® 2%) is intended for the topical treatment of seborrheic dermatitis and has a retail price of approximately $300 for a 60 gram tube. The efficacy of this alcohol based formulation in treatment of superficial fungal infections is found to be about 25% % (XOLEGEL™ GEL, 2%, FDA prescription information). We plan to test the ability of our proposed formulation of Ketoconazole, when developed, to demonstrate antifungal activity for susceptible topical fungal strains.

Due to the well-known active pharmaceutical ingredient and inactive components used in our formulation of Keteoconazole, we believe 2% Ketoconazole ointment may satisfy development program requirements outlined in Section 505(b)(2) of Federal Food, Drug and Cosmetic Act. We estimate that product development cost in Canada will be approximately $4.5 million for pre-clinical studies, including toxicology and safety pharmacology and will take from 18 to 24 months. Clinical trials can start within 28 to 32 months after commencing the project and will cost approximately $10.0 million to $12.0 million. We have not commenced any preclinical investigations in animals or optimization of the formulation for this product.

We are presently in the research phase of developing topical formulation of 2% Ketoconazole ointment. There is no assurance that the product will be able to reach proposed results and efficacy.

Metformin Chewable Tablets (Taste Masked)

Metformin is a widely prescribed drug for treatment of type 2 diabetes. It is available in the United States and Canada by prescription in tablets of 500, 850 and 1000 mg and recommended dose can reach 3000 mg per day. Metformin use is often associated with stomach disturbances such as diarrhea, nausea/vomiting, flatulence, asthena, indigestion and abdominal discomfort. The big Metformin tablet is difficult to swallow and the unpleasant taste prevents patients from chewing the tablets.

Our proposed novel taste-masked composition of Metformin is intended to be chewed or administered sublingually as lozenges. We believe this method of administration may be more convenient for patients with difficulties in swallowing. Our investigation has demonstrated good taste-masking properties of tablets, prepared using our proprietary composition and process.

Our goal for this proposed product is to develop a patentable tablet formulation and process and that the tablet can be manufactured using standard pharmaceutical equipment. All ingredients are USP/NF or pharmaceutical grade and listed in FDA Inactive Ingredients Guide and Canadian List of Acceptable Non-Medicinal Ingredients.

Because Metformin is a well-known drug, we believe that Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act requirements may be applicable. We have not yet approached any agency regarding the Metformin product and estimate approximately 24 months and $2.0 million to complete formulation development of our proposed Metformin tablets. We have not commenced any preclinical investigations in animals or optimization of the formulation for this product.

We are presently in the research phase of developing a chewable Metformin tablet. There is no assurance that the product will be able to reach proposed results and efficacy.

Natural health products

E-drops Nano – nanoemulsion of essential oils combination for oral administration

An innovative combination of essential oils for maintaining urinary system in healthy conditions was discovered by Dr. Enes Hasanagic, who originated a mixture of several essential oils, given orally. E-drops developed by Dr. Hasanagic have become popular in Central and Eastern Europe.

The primary limitation for wide use of this product is a strong astringent taste and some stomach irritation resulting is consumer dissatisfaction.  Using a proprietary technology, we are developing a process that can incorporate the essential oils into a self-nanoemulsifying composition, which forms nanoemulsion when added to water. We believe the resulting nanoemulsion will have a more pleasing taste and will reduce the loss of active components due to adhesion to walls of the cup. We have determined that droplet size of the formed emulsion is around 100 to 200 nm.  The main active ingredient of the E-drops Nano is Juniper extract in form of steam distilled essential oil. According to CFR 21, Juniper essential oil is a Generally Recognized As Safe (“GRAS”) material (CFR 21 part 582.20).  The properties of Juniper extract are described in scientific literature as a diuretic, carminative and digestive aid. 4  Nano E-drops has received a Natural Product Number from Health Canada  (NPN 80030783).

PURALENTM:   Essential oils combination for oral administration

PURALEN is a combination of essential oils, similar to E-drops. PURALEN forms a relatively coarse emulsion upon contact with water (5-100 micrometers as estimated by microsopical examination). PURALEN contains Juniper essential oil. According to CFR 21, Juniper essential oil is a GRAS material (CFR 21 part 582.20) and mentioned as a component of digestive aid products (CFR 21, § 310.545 part (8)(ii) of FDA HHS).

GluCorrectTM:  Soft gelatin capsules with Banaba extract in self-emulsifying formulation for oral administration

We believe that natural products could be a helpful additive to diet and exercise. Several medicinal plants have been studied for potential carbohydrate regulating activity including Lagerstroemia speciosa (Banaba), Eriobotrya japonica (Loquat), Ternstroemia gymnanthera (Japanese Cleyera) and others. One of the bioactive substances found in these plants is Corosolic acid, a sterol type molecule. A study reported in 2006 by Japanese researchers showed that Corosolic acid significantly affects glucose transport across cell membranes.  A distinctive feature of Corosolic acid is not only the stimulation of glucose transport, but also possible suppresses the growth of the fat cells. 5 It has been shown in animals that extracts of Lagersrtroemia speciosa activate glucose transport to adipocytes, similar to insulin.6

Animal and human studies as well as in vitro investigations indicate that Banaba leaf extracts demonstrate glucose regulating properties.7  Based on the studies conducted to date, no adverse effects have been reported in animals using either Corosolic acid or standardized Banaba  extracts, nor have  adverse events been observed or reported in controlled  human clinical studies.8

We are developing the GluCorrect capsules based on self-nanoemulsifying formulation containing Banaba leaf extract and alpha-Lipoic acid. We are presently in the research phase of developing GluCorrect with the goal of eventually formulating a marketable capsule. There is no guarantee that the product will be able to reach proposed results and efficacy.

URBAN POWERTM:  Ursolic acid and Banaba extract combination in soft gelatin capsule – for oral administration

URBAN POWER™ soft gelatin capsules will contain a combination of Banaba extract (18% Corosolic acid), pure Ursolic acid extracted from Sage and alpha-Lipoic acid. URBAN POWER™ will be based on a proprietary delivery system.

 Ursolic acid is a natural compound, present in apple peels and many edible plants. Animal experiments have shown that ursolic acid reduced adiposity and blood glucose in non-obese mice and also reduces total body weight, white fat, glucose intolerance and hepatic steatosis in high fat-fed mice.

We are presently in the research phase of developing Urban Power with the goal of eventually formulating a marketable capsule. There is no assurance that the product will be able to reach proposed results and efficacy.

Other Proposed Products

In addition to the above product candidates, we believe that our technologies can be applied to additional products that could potentially compete with similar products already on the market. Using our existing technologies, we are developing with a goal of commercializing three new products:

●

Vitamin D3, our formulation of Vitamin D in nanoemulsion;

●

V-Clean, a vegetable wash with bactericidal components; and

●

Cleaneeze, a hand sanitizer containing essential oil.

None of the company’s natural health products contain any new ingredients.  All ingredients used in our natural health products are on the list of approved ingredients with the regulatory bodies.  The FDA does not require any notification or registration for natural health products or dietary supplements.

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

•

Section 505(b)(2)

An application under section 505(b)(2) of Federal Food, Drug and Cosmetic Act contains full safety and effectiveness reports, but allows at least some of the information required for approval to come from studies not conducted by or for the applicant. This application can only be used for drugs that are similar or equivalent to the ones already approved by the FDA in an NDA for another company.  The applicant does not need to get permission from the original filer to use their information and it allows the applicant to rely on studies published in the scientific literature to demonstrate the safety and effectiveness of new drug.  The 505(b)(2) application is intended to encourage sponsors to develop innovative medicines using currently available products by significantly reducing the time and money to bring new application of an old drug to market. There is no assurance that any of our proposed products will satisfy the requirements for Section 505(b)(2) approval, or that we will be successful in completing the shortened approval process for any product.  If we are unable to use the 505(b)(2) process we will experience a significant increase in development expenses and approval time will be considerably longer. This could ultimately preclude the marketing of our proposed products, which could have a serious negative affect to our business plan and potential for future revenues.

Natural Health Products

Manufacturing of natural health products for human consumption requires compliance with current GMP regulations. Health Canada Natural Health Products Directorate encourages registration of the natural health products in accordance with current regulations and obtaining a Natural Product Number (“NPN”). We have applied for an NPN for each of our proposed nutraceuticals formulations.  Currently we have NPN number for our nanoemulsion formulation for Nano E-drops (NPN 80030783), Vitamin D3 nanoemulsion (NPN 80037273), Hand sanitizer Cleanezze (NPN 80041150), essential oil combination Wartzz-off (NPN 80041153) and vitamin complex Shield-X (NPN 80041141). An application for GluCorrect has been accepted and we expect to receive NPN for Glucorrect and our other proposed products in the foreseeable future.

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

For European Union (“EU”) countries, Natural Health Products usually can be registered as “food supplements”. Essential oils nanoemulsion (Nano E-drops) was successfully registered as food supplement in Latvia (registration No. 10352) and placed into the EU database of registered food supplements. It simplifies and accelerates registration and approval of the product in other EU countries.  We also have received an import license in Uzbekistan to sell Nano E-Drops in that country.

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

Initially, we intend to focus on marketing our proposed natural health products and on establishing distribution networks.  We intend to market products as they become ready for sale, including satisfaction of any regulatory requirements.  Initially during the next twelve months, we plan to market only natural products and hope to add new natural products during the next three years. Presently, we do not completed development of any proposed products for commercial marketing. Those products that we believe may be marketable in the next twelve months include the following:

●

E-drops Nano

●

Vitamin D3

●

Cleanezze

●

V-Clean

●

Wartzz-off

●

GluCorrectTM

●

URBAN POWERTM

●

PURALENTM

Our plan is to provide either a finished product or product in bulk to distributors with regulatory support in order to register the product within specific jurisdictions.  In December 2012, through our wholly owned subsidiary Eastgate Pharmaceuticals Inc., we engaged Mediq Dansmark A/S to market four of our natural products, Vitamin D3, V-Clean, Cleaneeze and Wartzz-Off. Mediq distributes throughout Scandinavia and approximately 14 countries throughout Europe.  The agreement provides that delivery of product will be made against purchase orders issued by Mediq. The company shall acknowledge Mediq’s purchase orders within ten business days after receipt, including the requested deliver date.  Mediq will endeavour to place orders in minimum volume of 5,000 units per order.

During the next three-year period, we intend to continue development of our proposed pharmaceutical products and carry on our research to satisfy the more stringent requisite pre-clinical and clinical requirements of the regulatory agencies. Because of the uncertainty in regards to funding and uncertainty in regards to regulatory approval, we are unable to precisely estimate when proposed pharmaceutical products will be available for sale. We currently have the development of Lorazepam Oral spray as our top priority, with the development of Metformin tablet and Ketoconazole ointment following shortly thereafter. Because we intend to pursue co-development partners for all our pharmaceutical products to help with funding, product development priorities may change. It is not possible to indicate at this time which pharmaceutical product will be able to be available on the market first.

We are presently in discussions with other potential distributors in the United States and Canada.  We also intend to introduce products using e-commerce and through our Internet website. We intend to consider other marketing and licensing opportunities with respect to our prospective pharmaceutical products once initial development milestones have been met.

Manufacturing

We intend to use third party manufacturers for our products.  Currently we have a signed agreement with Nutralab Ltd. (Markham, Ontario) to manufacture several of our products, such as Nano E-Drops, PURALEN, vitamin D3, GluCorrect in soft gelatin capsules and URBAN POWER soft gelatin capsules. The initial batch of 9,000 bottles of Nano E-drops was successfully manufactured, packaged and labeled at Nutralab Ltd. in full compliance with GMP requirements. The agreement was assigned to us by NanoEssential Ltd. as part of the Acquired Products.

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

Competition

Our future success depends, in part, upon our ability to develop products and achieve market share at the expense of existing and more established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products that are used to treat the same medical conditions. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost.

Management recognizes that competition in the development of novel drug delivery methods and formulations is intense.  Several companies work in the field of use of colloidal delivery systems, including nano-and microemulsions. Most competitors have significantly longer operating histories, more advanced technology and greater financial resources. Additionally, most of our competitors have significantly greater experience in

●

developing drugs;

●

undertaking preclinical testing and human clinical trials;

●

obtaining FDA and other regulatory approvals of drugs;

●

formulating and manufacturing drugs; and

●

launching, marketing, distributing and selling drugs.

Companies that we are in competition with include, but are not limited to Pfizer, Wyeth, Upsher-Smith Laboratories, Stiefel Laboratories, Merck, BMS, Boston Therapeutics, Biovail and others.  We believe that we could possibly compete with these companies because we have several unique methods and novel technological approaches that could potentially allow us to reach proposed targets and develop formulations with improved properties.

Our scientific team is experienced in the field of developing novel types of delivery systems. This experience includes technical transfer and products launch and manufacturing along with patents and patent applications for multiple compositions.

Developments by competitors may render our products or technologies obsolete or non-competitive. Alternatively, competitors may challenge our patents and prevail in a court of law rendering our products unmarketable, even if they are successfully developed, tested and approved.

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

Currently Diazepam rectal gel 5 mg/ml (Diastat®, Valeant Pharmaceuticals International) is the only non-injectable product, approved in the United States and Canada for treatment of cluster seizures. Due to obvious limitations and inconvenience, it is highly desirable to have an alternative non-invasive anti-seizure preparation. We believe that our proposed oral spray of Lorazepam, when fully development and marketed, could satisfy the need in emergency treatment of status epilepticus and acute seizures.

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

Topical formulations of Ketoconazole can be used for treatment of seborrheic dermatitis. Topical Ketoconazole is used also for treating ringworm, jock itch, athlete's foot, dandruff, tinea versicolor and other skin fungal infections, susceptible to Ketoconazole.  We believe that our proposed Ketoconazole formulation when fully developed and marketed, could provide efficient relief and an acceptable cure rate in the treatment of susceptible infections.

Metformin

Metformin hydrochloride oral dosage forms are manufactured by many pharmaceutical companies, such as Merck, BMS, Boston Therapeutics, Biovail, Ranbaxy, Alphapharm, Shionogi and Teva Pharmaceuticals. Recently Boston Therapeutics filed an Abbreviated New Drug Application (ANDA) with FDA for chewable dosage form of Metformin.

Existing oral dosage forms for Metformin (Glucofage®) and generics include tablets (500, 850 and 1000 mg) and oral solution 500 mg/5ml (Riomet®). We believe that there is no sublingual or chewable tablet or lozenge of Metformin available. We further believe that our proposed Metformin sublingual / chewable tablet could possibly improve patient compliance due to masking the unpleasant taste of the drug. There is no assurance that we will be able to obtain FDA approval for the proposed chewable Metformin tablet.

Research and Development

Following the acquisition of the Acquired Products in 2012, we expended $105,422 during 2012 on research and development. It is our goal to conduct our research programs as necessary funds are available. The specific requirements for our various product candidates are as follows:

Pharmaceutical prescriptions

●

Lorazepam oral spray for acute seizures emergency treatment.

●

2% Ketoconazole ointment for treatment of susceptible skin fungal infections.

●

Metformin Chewable Tablets.

Our three proposed products above are all pharmaceutical prescription products and require the FDA approval process as discussed above. The pre-clinical process could take three years or more and require up to $20 million for each product.  We anticipate that we will proceed with the research process as funds are available. We will most likely seek approval first in the U.S. and Canada.

Natural health products (nutraceuticals)

●

E-drops Nano

●

PURALEN

●

VitaminD3 nanoemulsion

●

Cleanezze

●

V-Clean

●

GluCorrect

●

Urban Power

●

Wartzz

We believe that the eight proposed products above are all natural health products and do not require FDA approval as discussed above.  Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements.  We anticipate that all the above products will be available to be marketed in the current year.

Our business plan is to market only natural products in the first fiscal year and add additional new natural products each fiscal year for at least the first three years.  The estimated cost of development using our self-emulsifying vehicle delivery system is approximately $200,000 to $500,000 for each product. Our plan is to first complete development of Nano E-drops and PURALEN, followed by Vitamin D3, GluCorrect, Wartzz, Claneeze, V-Clean and Urban Power. We have not made a determination as to the next natural products that we will concentrate efforts, although future development will depend primarily on available funds.

The pharmaceutical prescription products program will commence when we are able to secure funding that is adequate to complete the more comprehensive and costly approval process required for pharmaceutical products. We currently intend to focus on developing and marketing of Lorazepam Oral spray as our top priority.  Subsequently, we plan to focus on finalizing development of Metformin and Ketoconazole.

We presently do not have any firm agreement or understanding that will provide adequate funding to execute our business plan, although management continues to explore possible funding opportunities.  However, anticipate having products available for sale during 2013 that could provide some cash flow, although there is no assurance that we will realize any proceeds from sales or, that any proceeds realized will be sufficient to execute our business plan. If we are unsuccessful in raising sufficient capital, our timetable for completing development, gaining necessary regulatory approval and marketing our products would be significantly lengthened.

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

On October 1, 2012 we entered into a lease agreement for laboratory facility and office space. The lease has a term of 32 months with an expiration date of May 31, 2015. The lease specifies a monthly rate of $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 and 2015. The lease requires minimum lease payments of $175,988 over the term of the lease.

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

Results of Operations

We have not reported any revenues since inception and incurred a net loss of $622,820 for the year ended December 31, 2012, compared to a loss of $29,920 for the year ended December 31, 2011.  We have also reported a cumulative net loss of $744,208 since inception through December 31, 2012.  The increase in net loss for 2012 is attributed primarily to additional professional fees and general and administrative expenses and expenses incurred in connection with the Acquisition Agreement.  Additionally, we had professional fees of $116,874 in 2012 compared to $0 for 2011, which mainly related to the Acquisition Agreement and requisite SEC reporting requirements, and also incurred research and development expenses of $105,422 in 2012 compared to $0 in 2011, in connection with the Acquired Products. Interest expense increased to $17,203 for 2012 from $5,977 for 2011, representing the increased amount of interest on payables to related parties.

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

Plan of Operation

Following the closing of the Acquisition Agreement we have become engaged in the development and ultimate formulation of other novel formulations of natural compounds and pharmaceutical products that have limitations in effective use for human consumption.  We believe our self-emulsifying drug delivery technology can improve the efficacy of existing products and formulations based on natural or well-established compounds and known biologically active compounds. We intend to conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

Item 9A.  Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are not effective due to material weaknesses in maintaining sufficient segregation of duties.  Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

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

Geoff Williams. Mr. Williams has served as a director and President and CEO of our company since its inception in September 1999.  He resigned as President and CEO on May 22, 2012. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.  Mr. Williams attended the University of Utah and California Institute of the Arts.  Mr. Williams also previously served as our principal financial officer and principal accounting officer until May 2012.

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

Joseph Schwarz became Chief Scientific Officer on May 22, 2012. Mr. Schwarz has a graduate degree in Polymer Chemistry from Moscow State University, and a PhD in Organic Chemistry from Zelinsky Organic Chemistry Institute (Academy of Science, Moscow), Laboratory of polynitrocompounds. He has more than 40 publications 8 issued US patents and approximately 20 US patent applications. He has more than 20 years in pharmaceutical R&D Experience.  Mr. Schwarz is a pharmaceutical technology and formulation expert in sustained release formulations for oral, topical, transmucosal, ophthalmic and parenteral application; biodegradable nano- and micro particles for controlled drug delivery of small molecules, peptides and proteins; colloidal drug delivery systems – nanoemulsions, micelles, hybrid nanoparticles; development and manufacturing of generic and brand pharmaceutical and cosmetic products. Mr. Schwarz served as Chief Scientist position (CS) at AlphaRx Canada from 2004  to 2011 and was Senior Manager/Formulation Development at Novopharm Pharmaceuticals LTD from 2003 to 2004. Mr. Schwarz also serves as Chief Scientific Officer of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Mr. Schwarz’s education, expertise and extensive experience in the pharmaceutical industry qualify him to serve as our Chief Scientific Officer.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of September 25, 2012, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

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

(1)

  Based upon 31,625,000 shares of common stock outstanding on September 25, 2013.

(2)

  TGT Investment Management Inc. is privately held investment holding company, of which investment and 100% voting control are held by Rose Perri.

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

Michael Weisspapir (Chief Medical Officer)

2,000,000 shares

●

Brian Lukian  (Director and Chief Financial Officer)

500,000 shares

The 10 million shares issued for the Acquired Products were valued at $0 for the assets and $50,000 for services ($0.005 per share). In connection with the Acquisition Agreement, we also issued 10 million shares of common stock (valued at $50,000 or $0.005 per share) to TGT Investment Management Inc. These shares were issued in consideration for $20,000 of expenses paid prior to the acquisition agreement of May 22, 2012 for product evaluation and for consulting services provided to the company and for services in connection with negotiating and facilitating the Acquisition Agreement, valued at $30,000. TGT Investment Management Inc. is a privately held investment holding company 100% controlled by Rose Perri, who became a principal stockholder of the company.

As a provision of the Acquisition Agreement, Williams Investment Company was to be paid $100,000 for services rendered in connection with the execution of the agreement and the transactions contemplated thereby.  Of that amount $50,000 was paid at the closing and $50,000 is to be paid at such time as the company realizes additional financing in the minimum amount of $300,000.  H. Deworth Williams is a principal stockholder of the company and is the principal owner of Williams Investment Company.  Two current directors, Geoff Williams and Nancy Ah Chong, are employees of Williams Investment Company and have agreed to resign as directors when the final $50,000 payment is paid to Williams Investment Company.

Notes payable – related parties

On October 23, 2012, our President and CEO Ms. Gluskin loaned $100,000 to the company pursuant to the terms of a demand promissory note agreement. The note is unsecured, carries interest at the rate of 5% per annum and is payable on demand. The company will use the proceeds from the loan to conduct its general business operations until additional funding can be arranged, of which there can be no assurance. The largest principal amount outstanding during the year ended December 31, 2012 was $100,000 and no payment of principal or interest has been made on the note.  As of December 31, 2012, accrued interest on the note was $1,260.

From the year ended December 31, 2010 through December 31, 2012, the company recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders, as notes payable - related parties on its balance sheet. The notes bear interest of 10% per annum, are unsecured and due and payable upon demand.  At December 31, 2012, the notes payable - related party balance due was $449,103, including the $100,000 note to Ms. Gluskin and the following:

●

$9,590, plus $19,128 of accrued interest, payable to William Investment Company;

●

$4,600, plus $366 of accrued interest, payable to Anna Gluskin;

●

$46,164, plus $2,488 of accrued interest, payable to Angara Enterprises;

●

$220,302, plus $8,589 of accrued interest, payable to Nano Essential; and

●

$68,447, plus $3,324 of accrued interest, payable to TGT Investment Management Inc.

The amounts shown above represent the largest principal amount outstanding during the year ended December 31, 2012 and no payment of principal or interest was made on the payable. It should be noted that the accrued interest payable to Williams Investment Company is greater that the principal amount.  This is due to the $50,000 repayment to Williams Investment in May 2012 being applied to the principal amount only, which would decrease future interest expense incurred on the payable.

At December 31, 2011, the only payable to a related party was $59,590, with accrued interest of $17,190, and at December 31, 2010, the related party payable was $53,035 plus accrued interest of $11,213, each payable to Williams Investment Company. The amounts shown represent the largest principal amount outstanding during the periods set forth. No payments of principal or interest have been made on the related party debts since they were incurred, except for the $50,000 payment made to Williams Investment Company on the closing of the Acquisition Agreement.

On October 1, 2012, the company entered into a lease agreement for laboratory and office space through the assignment of an existing lease by NanoEssential, Inc. The lease has a term of 32 months, with an expiration date of May 31, 2015, and specifies a monthly rate of $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 and 2015. The lease requires minimum lease payments of $175,988 over the term of the lease. At December 31, 2012, the Company paid $14,963, in connection with the lease. Mirjana Hasanagic, President and a director of Eastgate, previously served as President of NanoEssential, Inc. from 2009 to 2012 and Ms. Gluskin our CEO is deemed in control of NanoEssential.

Contributed Capital

During the year ended December 31, 2011, Geoff Williams, a director, contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. The services have been valued at $3,000 for the year ended December 31, 2011.

During the year ended December 31, 2012, Anna Gluskin contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. The services have been valued at $6,000 for the years ended December 31, 2012.

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

  2.2 (1)

First Addendum to Patent Acquisition Agreement

  3.1 (4)

Articles of Incorporation and Certificates of Amendments

  3.3 (2)

Bylaws

  3.4 (6)

Certificates of Amendment filed March 8, 2002

  3.5 (6)

Certificates of Amendment filed November 14, 2006

  3.6 (6)

Certificates of Amendment filed October 24, 2007

  3.7 (6)

Certificates of Amendment filed August 3, 2009

  3.8 (6)

Certificates of Amendment filed November 10, 2011

  3.9 (7)

Restated Articles of Incorporation filed August 15, 2013

10.7 (7)

Lease Agreement

10.8(5)

Assignment of Lease Agreement

10.10 (6)

Description of Verbal Agreement Concerning Related Party Debt to Anna Gluskin

10.11 (6)

Description of Verbal Agreement Concerning Related Party Debt to Williams Investment Company

  4.1 (4)

Instrument defining security holder rights – Specimen Stock Certificate

10.1 (3)

Agreement for Private Label & Custom Manufacturing

10.2(4)

Investment Agreement with Kodiak Capital Group, LLC

10.3(4)

Registration Rights Agreement with Kodiak Capital Group, LLC

10.4(4)

Demand Promissory Note

10.5(4)

Securities Purchase Agreement

10.6(6)

Agreement for distribution of products with Mediq Danmark A/S

21.1(4)

Subsidiaries

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of

2002

31.1

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

(3)

Previously filed as exhibit to Form S-1 on November 20, 2012.

(4)

Previously filed as exhibit to Amendment No. 1 to Form S-1 on January 29, 2013.

(5)  Previously filed a exhibit to Amendment No. 3 to Form S-1 on June 27, 2013.

(6)  Previously filed a exhibit to Amendment No. 4 to Form S-1 on July 29, 2013.

(7)  Previously filed a exhibit to Amendment No. 5 to Form S-1 on September 5, 2013.

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

Dated:   September 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

   Date

/S/    ANNA GLUSKIN

C.E.O. and director

  September 25, 2013

Anna Gluskin

(Principal Executive Officer)

/S/     MIRJANA HASANAGIC                 President and Director

   September 25, 2013

Mirjana Hasanagic

/S/     BRIAN LUKIAN

Chief Financial Officer and Director

   September 25, 2013

Brian Lukian

(Principal Financial Officer and

Accounting Officer)

Footnotes

1 He C-X, et.al., (2010) “Microemulsions as drug delivery systems to improve the solubility and the bioavailability of poorly water-soluble drugs” Expert Opinion. Drug Delivery. 7(4) pp. 445-460.

2 Kohli K. et al., (2010) “Self-emulsifying drug delivery systems: an approach to enhance oral bioavailability”. Drug Discovery Today 15 (21/22) pp. 958-965.

3 Chen H. et al., (2011) in the article “Nanonization strategies for poorly water-soluble drugs” Drug Discovery Today 16, (7/8) pp. 354-360.

4 Juniper is included in Health Canada monograph http://webprod.hc-sc.gc.ca/nhpid-bdipsn/monoReq.do?id=123&lang=eng (internet link) and other compendial sources:

US PDR for Herbal Medicines (Ed. 1, Medical Economics Company 1999, pp. 918-919)

The Complete Comission E Monographs - Therapeutic Guide to Herbal Medicines Boston 1999, pp. 218-220

British Herbal Compendium, vol. 2  British Herbal Medicine Association, Bournemouth, UK 2006  pp. 237-241

USA – Title 21 in Code of Federal Regulations revision 2000 Part 182.20

5  (M. Fukushima et al. / Diabetes Research and Clinical Practice, August 2006, 73(2), pg. 174-177).

6 T. Hayashi, et al., “Ellagitannins from Lagerstroemia speciosa as activators of glucose transport in fat cells”, Planta Med. 2002 v.68 pp. 173–175.

7 T. Hayashi, et al., “Ellagitannins from Lagerstroemia speciosa as activators of glucose transport in fat cells”, Planta Med. 2002 v.68 pp. 173–175.

G. Klein et al. / Antidiabetes and Anti-obesity Activity of Lagerstroemia speciosa,  Evidence- Based Complementary and Alternative Medicines, 2007; 4(4), pp. 401–407.

A Review of the Efficacy and Safety of Banaba  (Lagerstroemia speciosa L.) and Corosolic Acid” Phytotherapy Research 26: 317–324 (2012)

The Review of Natural Products, Wolfers Kluwer Health, Inc., 2004, “Banaba”

8  The Review of Natural Products, Wolfers Kluwer Health, Inc., 2004, “Banaba”