Form 10-K
period 2013-12-31
EASTGATE ACQUISITIONS CORP
filed 2014-04-02
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Yes [   ]   No [ X ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2014 was 43,799,628.

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

32

PART  IV

Item 15.

Exhibits, Financial Statement Schedules.

33

Signatures

44

PART I

Item 1.  Business.

Business Development

History

Eastgate Acquisitions Corporation, a Nevada corporation, was organized on September 8, 1999 for the purpose to engage in investigating prospective business opportunities with the intent to acquire or merge with one or more businesses.  In March 2002, we changed our corporate name to Talavera’s Fine Furniture in anticipation of making an acquisition.  However, the acquisition was not finalized and in November 2006, we changed our name back to Eastgate Acquisitions.  In October 2007, the name was changed to Eastgate Acquisitions Corporation and we continued our search for business opportunities.

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

In addition to the 10 million shares of common stock issued to the seller, the Acquisition Agreement provided for the issuance of 10 million shares of common stock to other persons in consideration for services rendered and/or monies advanced to Eastgate. Those shares were issued to TGT Investment Management Inc. for expenses paid prior to the Acquisition Agreement for product development and for services to the company and in connection with finalizing the Acquisition Agreement.

Upon closing the Acquisition Agreement, we have become engaged in developing, formulating and ultimately commercializing innovative pharmaceutical, nutraceutical, food supplements and consumer health products. Our goal is to apply novel technologies in order to improve the efficacy of the Acquired Products, based on natural or well-established compounds.  It is our intention to complete formulation of the Acquired Products and to ultimately market commercialized products and compounds. We are a development stage company in the early phase of research and there is no assurance that we will be able to successfully formulate and commercialize any future products.

Our principal executive offices are presently located at 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109 and our telephone number is (801) 322-3401.

Business Activities

We are primarily engaged in the development of novel formulations of natural compounds and pharmaceutical products. We intend to accomplish this by developing our proprietary self-emulsifying drug delivery systems, predominantly forming nanoemulsions. Although we have not finalized any products and are in the early stages of research, our goal is to be able to develop patentable formulations of pharmaceutical, nutraceutical dietary supplements and consumer health products.

Our self-emulsifying drug delivery technology includes two different approaches that we believe could ultimately improve solubility of poorly soluble compounds and provide new methods of delivery. These perceived approaches consist of (i) a self-nanoemulsifying vehicles for oral or topical use, and (ii) a technological approach intended to improve solubility of incorporated compounds. We expect that our technologies can be applied to products based on natural compounds and well-established pharmaceuticals with known biological activities.

In developing our proposed products, we intend to use modern delivery technologies. Some examples are:

●

nanoemulsification and self-nanoemulsification;

●

polymer-lipid mixed micelles; and

●

solubility improvement of poorly soluble compounds for molecules with known biological activity and well established safety profiles.

We are presently applying our technology only to known pharmaceutical compounds that have been previously approved by the Food and Drug Administration (“FDA”). Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits a company to apply for FDA approval of a New Drug Application (“NDA”) without conducting the full complement of safety and efficacy trials. An applicant under Section 505(b)(2) may use the original filer’s information and rely on published studies to demonstrate the safety and effectiveness of the new drug based on a known compound. Because we intend to apply our technology only to previously approved pharmaceutical compounds, we believe that Section 505(b)(2) could possibly be available to us. If we are permitted to use Section 505(b)(2), it would likely decrease requirements for preclinical investigations and clinical testing and accelerate the overall approval time for our products, although there can be no assurance of this.

Some of our proposed products under development are based on existing natural compounds. Many of these proposed products are made of essential oils and plant extracts. Our proposed products comprise excipients listed in the FDA “Inactive Ingredients Guide” that we believe are safe and approved for human consumption. Additionally, we believe that these proposed products can be manufactured using common equipment. We anticipate that we will be able to apply self-emulsifying technologies for development of a variety of pharmaceuticals and natural products for different applications.

In October 2012, our CEO, Anna Gluskin, contributed to the company the corporate entity Eastgate Pharmaceuticals Inc., a Province of Ontario, Canada corporation, of which Ms. Gluskin was the sole shareholder, officer and director. Thus, Eastgate Pharmaceuticals became and will operate as our wholly owned subsidiary. Initially, we deposited into Eastgate Pharmaceuticals the $100,000 proceeds from a demand promissory note for use by the company.  Subsequently in December 2012, Eastgate Pharmaceutical was the signing party to a distribution agreement with Mediq Dansmark A/S.  We anticipate that we may conduct many of our future operations in Canada through the subsidiary.

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

Excipient.  Generally an inert or inactive material used as a carrier for an active ingredient or drug.

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

Nanoemulsification and self-nanoemulsifying drug delivery system (SNEDDS). Self-microemulsifying drug delivery  (SMEDDS) or self-nanoemulsifying drug delivery sysstems (SNEDDS) are homogenous mixtures of natural or synthetic oils, surfactants and, sometimes, one or more biologically active compounds. During combining of  self-emulsifying composition with aqueous media, such as saliva, blood, gastrointestinal (GI) fluid and other, a fine oil-in-water (o/w) emulsion with average droplets size smaller than 300 nm, usually in range 10-100 nm forms immediately (“ in situ” nanoemulsification). Fine oil droplets are absorbed rapidly transmucosally, transdermally or in the gastro-intestinal tract. In contrast to traditional submicron emulsions, SNEDDS are physically stable formulations that are easy to manufacture. Additionally, SNEDDS may improve the rate and extent of drug absorption and pharmacokinetics parameters of lipophilic drugs.

Surfactants.  A surfactant is a compound that stabilizes mixtures of oil and water by reducing the surface tension at the interface between the oil and water phases. Because water and oil do not dissolve in each other, a surfactant has to be added to the mixture to keep droplets from merging and separating into layers.

Product Overview

Our goal is to work towards development of novel patentable formulations of pharmaceutical and natural products. The following depicts those products we plan to develop. However, we are in the early stages of research and there is no assurance that we will be able to finalize and market any commercially viable products.

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

Business Strategy

Our primary business strategy capitalizes on the growing interest in the following areas:

1.

Developing innovative therapeutic products.  Our goal is to discover, develop and commercialize innovative therapeutic products into novel dosage forms using our delivery technologies by incorporating existing, poorly soluble compounds having known biological activity and well established safety profiles.

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

1.

Liquid formulations for oral administration.  Self-nanoemulsifying delivery system applicable for lorazepam oral spray, liquid forms of vitamin D3, nanoemulsion of essential oils (E-drops Nano). We believe the technology could eliminate product loss due to adhesion to glass walls or surfaces.

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

3.

Oral solid dosage forms.  Self-microemulsifying compositions for incorporation of poorly soluble compounds, including plant extracts and natural components along with different lipids or essential oils, into gelatin capsules. The capsule dissolves in the stomach and releases a fine emulsion with biologically active components incorporated in small oil droplets. This approach can be used for delivery of a combination of Banaba extract and alpha-Lipoic acid (GluCorrect™). The mean droplet size of GluCorrect formulation after dissolution in simulated gastric fluid was found to be about 108 nm.

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

We expect that when fully developed and tested, the oral spray formulation of Lorazepam will be capable of providing a fast and effective treatment of acute seizures in the hospital, in outpatient settings or in the home. This novel form of the anticonvulsant would be a convenient alternative to injectable Lorazepam for efficient control of epilepsy emergencies.

Lorazepam oral spray is still in the research stage and our goal is to develop it with the following features:

●

Easy and fast non-invasive administration;

●

Fast onset of action;

●

Suitable for self-administration;

●

Can be administered in a hospital or outpatient setting; and

●

Easy and convenient control of delivered doses.

Commercialization potential and development

Management believes that the large number of annual incidence of epileptic seizures and acute repetitive seizures in the United States creates a potential for Lorazepam spray. Currently, patients with prolonged acute seizures must be transported to a hospital and treated with intravenous infusion of Lorazepam or Diazepam. Due to delay of transportation and late beginning of the treatment, acute seizures can last for extended period, causing brain damage, disability and possibly death. We expect that Lorazepam oral spray, if finalized and made available, could ultimately be used in out-of-hospital settings shortly after a seizure begins.

If initial investigations in animals and optimization of the formulation of transmucosal Lorazepam are successful, the spray could be manufactured for toxicological, safety and pharmacokinetics investigations. Analytical development, product optimization and stability program for the selected dosage form will be carried out in accordance with good laboratory practice (GLP) and good manufacturing practice (GMP) requirements.

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

 2% Ketoconazole antifungal ointment

Ketoconazole is a synthetic drug used to treat fungal infections. Structurally, Ketoconazole belongs to an Imidazole class of antifungal compounds. Topical preparations of Ketoconazole are used to treat superficial fungal infections of the skin or nails.

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

Due to the well-known active pharmaceutical ingredient and inactive components used in our formulation of Ketoconazole, we believe 2% Ketoconazole ointment may satisfy development program requirements outlined in Section 505(b)(2) of Federal Food, Drug and Cosmetic Act. We estimate that product development cost in Canada will be approximately $4.5 million for pre-clinical studies, including toxicology and safety pharmacology and will take from 18 to 24 months. Clinical trials can start within 28 to 32 months after commencing the project and will cost approximately $10.0 million to $12.0 million. We have not commenced any preclinical investigations in animals or optimization of the formulation for this product.

We are presently in the research phase of developing topical formulation of 2% Ketoconazole ointment. There is no assurance that the product will be able to reach proposed results and efficacy.

Metformin Chewable Tablets (Taste Masked)

Metformin is a widely prescribed drug for treatment of type 2 diabetes. It is available in the United States and Canada by prescription in tablets of 500, 850 and 1000 mg and recommended dose can reach 3000 mg per day. Metformin use is often associated with stomach disturbances such as diarrhea, nausea/vomiting, flatulence, asthenia, indigestion and abdominal discomfort. The big Metformin tablet is difficult to swallow and the unpleasant taste prevents patients from chewing the tablets.

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

The primary limitation for wide use of this product is a strong astringent taste and some stomach irritation resulting is consumer dissatisfaction.  Using a proprietary technology, we are developing a process that can incorporate the essential oils into a self-nanoemulsifying composition, which forms nanoemulsion when added to water. We believe the resulting nanoemulsion will have a more pleasing taste and will reduce the loss of active components due to adhesion to walls of the cup. We have determined that droplet size of the formed emulsion is around 100 to 200 nm.  The main active ingredient of the E-drops Nano is Juniper extract in form of steam distilled essential oil. According to CFR 21, Juniper essential oil is a Generally Recognized As Safe (“GRAS”) material (CFR 21 part 582.20) and mentioned as a component of digestive aid products (CFR 21, § 310.545 part (8)(ii) of FDA HHS).  The properties of Juniper extract are described in scientific literature as a diuretic, carminative and digestive aid.4   E-drops Nano has received a Natural Product Number from Health Canada (NPN 80030783).

PURALENTM - essential oils combination for oral administration

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

GluCorrectTM - soft gelatin capsules with Banaba extract in self-emulsifying formulation for oral administration

We believe that natural products could be a helpful additive to diet and exercise. Several medicinal plants have been studied for potential carbohydrate regulating activity including Lagerstroemia speciosa (Banaba), Eriobotrya japonica (Loquat), Ternstroemia gymnanthera (Japanese Cleyera) and others. One of the bioactive substances found in these plants is Corosolic acid, a sterol type molecule. A study reported in 2006 by

Japanese researchers showed that Corosolic acid significantly affects glucose transport across cell membranes.  A distinctive feature of Corosolic acid is not only the stimulation of glucose transport, but also possible suppresses the growth of the fat cells.5  It has been shown in animals that extracts of Lagersrtroemia speciosa activate glucose transport to adipocytes, similar to insulin.6

Animal and human studies as well as in vitro investigations indicate that Banaba leaf extracts demonstrate glucose regulating properties.7  Based on the studies conducted to date, no adverse effects have been reported in animals using either Corosolic acid or standardized Banaba extracts, nor have adverse events been observed or reported in controlled human clinical studies.8

We are developing the GluCorrectTM capsules based on self-nanoemulsifying formulation containing Banaba leaf extract and alpha-Lipoic acid. We are presently in the research phase of developing GluCorrectTM with the goal of eventually formulating a marketable capsule. There is no guarantee that the product will be able to reach proposed results and efficacy.

URBAN POWERTM:  Ursolic acid and Banaba extract combination in soft gelatin capsule – for oral administration

URBAN POWER™ soft gelatin capsules will contain a combination of Banaba extract (18% Corosolic acid), pure Ursolic acid extracted from Sage and alpha-Lipoic acid. URBAN POWER™ will be based on a proprietary delivery system.

Ursolic acid is a natural compound, present in apple peels and many edible plants. Animal experiments have shown that ursolic acid reduced adiposity and blood glucose in non-obese mice and also reduces total body weight, white fat, glucose intolerance and hepatic steatosis in high fat-fed mice.9

We are presently in the research phase of developing Urban Power with the goal of eventually formulating a marketable capsule. There is no assurance that the product will be able to reach proposed results and efficacy.

Other Proposed Products

In addition to the above product candidates, we believe that our technologies can be applied to additional products that could potentially compete with similar products already on the market. Using our existing technologies, we are developing with a goal of commercializing three new products:

●

Vitamin D3, our formulation of Vitamin D in nanoemulsion;

●

V-Cleanzz, a vegetable wash with bactericidal components; and

●

CleanEzze, a hand sanitizer containing essential oil.

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

The steps required before a pharmaceutical product may be marketed in the United States include:

· Preclinical Development

Preclinical development includes laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the efficacy and potential safety of the product. Preclinical safety tests must be conducted by laboratories that comply with government regulations regarding Good Laboratory Practice, or GLP regulations. We plan to conduct and submit the results of preclinical development to the FDA as part of our Investigational New Drug Application (“IND”) prior to commencing clinical trials. We may be required to conduct extensive toxicology studies as part of preclinical development.

The results of these evaluations and tests are then submitted to the FDA, together with manufacturing information, analytical data, and protocols for clinical studies, in an IND, to receive an approval from the FDA that the clinical studies proposed under the IND are allowed to proceed.

· Clinical trials

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

· NDA Submission

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

· Section 505(b)(2)

An application under section 505(b)(2) of Federal Food, Drug and Cosmetic Act contains full safety and effectiveness reports, but allows at least some of the information required for approval to come from studies not conducted by or for the applicant. This application can only be used for drugs that are similar or equivalent to the ones already approved by the FDA in an NDA for another company.  The applicant does not need to get permission from the original filer to use their information and it allows the applicant to rely on studies published in the scientific literature to demonstrate the safety and effectiveness of new drug.  The 505(b)(2) application is intended to encourage sponsors to develop innovative medicines using currently available products by significantly reducing the time and money to bring new application of an old drug to market. There is no assurance that any of our proposed products will satisfy the requirements for Section 505(b)(2) approval, or that we will be successful in completing the shortened approval process for any product.  If we are unable to use the 505(b)(2) process, we will experience a significant increase in development expenses and approval time will be considerably longer. This could ultimately preclude the marketing of our proposed products, which could have a serious negative affect to our business plan and potential for future revenues.

Natural Health Products

Manufacturing of natural health products for human consumption requires compliance with current GMP regulations. Health Canada Natural Health Products Directorate encourages registration of the natural health products in accordance with current regulations and obtaining a Natural Product Number (“NPN”). We have applied for an NPN for each of our proposed nutraceuticals formulations.  Currently we have NPN number for our nanoemulsion formulation for E-drops Nano (NPN 80030783), Vitamin D3 nanoemulsion (NPN 80037273), Hand sanitizer CleanEzze (NPN 80041150), essential oil combination WartsX (NPN 80041153) and vitamin complex Shield-X (NPN 80041141). An application for GluCorrect has been accepted and we expect to receive NPN for Glucorrect and our other proposed products in the foreseeable future.

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

For European Union (“EU”) countries, Natural Health Products usually can be registered as “food supplements”. Essential oils nanoemulsion (E-drops Nano) was successfully registered as food supplement in Latvia (registration No. 10352) and placed into the EU database of registered food supplements. It simplifies and accelerates registration and approval of the product in other EU countries.  We also have received an import license in Uzbekistan to sell E-Drops Nano in that country.

 Marketing and Distribution

We plan to market our completed products through collaborative arrangements with companies that have well-established pharmaceutical and nutraceutical health products marketing and distribution capabilities, including expertise in the regulatory approval processes in their respective jurisdictions.

Currently we have several NPNs in Canada and registration as food supplement in Latvia (EU) for E-Drops Nano as well as import license for E-Drops Nano in Uzbekistan.

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

Initially, we intend to focus on marketing our proposed natural health products and on establishing distribution networks.  We intend to market products as they become ready for sale, including satisfaction of any regulatory requirements.  Initially during the next twelve months, we plan to market only natural products and hope to add new natural products during the next three years. Presently, we do not completed development of any proposed products for commercial marketing. Those products that we believe may be marketable in the next twelve months include the following:

●

E-drops Nano

●

Vitamin D3

●

CleanEzze

●

V-Cleanzz

●

WartsX

●

GluCorrectTM

●

URBAN POWERTM

●

PURALENTM

Our plan is to provide either a finished product or product in bulk to distributors with regulatory support in order to register the product within specific jurisdictions.  In December 2012, through our wholly owned subsidiary Eastgate Pharmaceuticals Inc., we engaged Mediq Dansmark A/S to market four of our natural products, Vitamin D3, V-Cleanzz, CleanEzze and WartsX. Mediq distributes throughout Scandinavia and approximately 14 countries throughout Europe.  The agreement provides that delivery of product will be made against purchase orders issued by Mediq. The company shall acknowledge Mediq’s purchase orders within ten business days after receipt, including the requested deliver date.  Mediq will endeavour to place orders in minimum volume of 5,000 units per order.

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

Manufacturing

We intend to use third party manufacturers for our products.  Currently we have a signed agreement with Nutralab Ltd. (Markham, Ontario) to manufacture several of our products, such as E-Drops Nano, PURALEN, vitamin D3, GluCorrect in soft gelatin capsules and URBAN POWER soft gelatin capsules. The initial batch of  9,000 bottles of E-drops Nano was successfully manufactured, packaged and labeled at Nutralab Ltd. in full compliance with GMP requirements. The agreement was assigned to us by NanoEssential Ltd. as part of the Acquired Products.

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

Components used in the production of our consumer products are available from a number of potential suppliers. We have not secured commercial supply agreements with any supplier referenced below as the components are readily available in the commercial quantities.

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

Grain alcohol is supplied by Commercial Alcohols Inc., Toronto, Ontario.

OptiPure (Chemco International/Kenco group), Los Angeles, California and Sabinsa Corp., East Windsor, New Jersey, are suppliers of active natural ingredients.

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

We have one US patent application for nanoemulsion for oral administration of essential oils (application # 2013/0029978 A1 Medicinal Compositions And Method For Treatment Of Urinary Tract Infections). Several patent applications are in preparation and will be filed in 2013 or 2014 after obtaining of supporting animal experimental data, provided we have sufficient funding.

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

Lorazepam spray

We believe that currently there are no approved oral sprays containing lorazepam or other benzodiazepines that could treat severe epileptic seizures and be suitable for use in non-hospital settings.

Pfizer/Wyeth markets an injectable Lorazepam branded ATIVAN® that is used to treat severe repetitive seizures (status epilepticus). It is also used before surgeries or procedures to cause drowsiness, decrease anxiety, and cause forgetfulness about the procedure or surgery. This drug may also be used to cause drowsiness in patients who need a tube and machine to help with breathing (intubated), to prevent nausea and vomiting in patients on chemotherapy, and to treat a mental/mood disorder (delirium).  Lorazepam is also available in tablet form and form of oral solution to relieve anxiety and promote sleep.

Several companies are developing novel, non-injectable, fast acting medicines for treatment of acute seizures. These companies include large and medium size pharmaceutical companies, as well as universities, government agencies and other private and public research organizations. Examples include Upsher-Smith Laboratories, ViroPharma, Valeant Pharmaceuticals International, Medir Pharmaceuticals (The Netherlands). In particular, Upsher-Smith Laboratories, has successfully advanced Midazolam Intranasal Spray through several Phase I and Phase II trials, demonstrating improved control of partial and generalized seizures over placebo. In 2011, Upsher-Smith initiated a global double-blind placebo-controlled Phase III study under a special protocol assessment agreement with FDA.

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

Research and Development

Following the acquisition of the Acquired Products in 2012, we expended $132,092 and $105,422 during 2013 and 2012 fiscal years on research and development. It is our goal to conduct our research programs as necessary funds are available. The specific requirements for our various product candidates are as follows:

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

Natural health products

●

E-drops Nano

●

Vitamin D3

●

CleanEzze

●

V-Cleanzz

●

WartsX

●

GluCorrectTM

●

URBAN POWERTM

●

PURALENTM

We believe that the eight proposed products above are all natural health products and do not require FDA approval as discussed above.  Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements.  We anticipate that all the above products will be available to be marketed in the next 12 months.

Our business plan is to market only natural products in the first fiscal year and add additional new natural products each fiscal year for at least the first three years.  The estimated cost of development using our self-emulsifying vehicle delivery system is approximately $200,000 to $500,000 for each product. Our plan is to first complete development of E-drops Nano and PURALEN, followed by Vitamin D3, GluCorrect, WartsX, CleanEzze, V-Cleanzz and Urban Power. We have not made a determination as to the next natural products that we will concentrate efforts, although future development will depend primarily on available funds.

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

Employees

Currently, we do not have any employees.  Our directors and officers are devoting their time to the company in developing our products. Management is presently reviewing the near term possibility of engaging qualified, full-time personnel to assist in developing and marketing our products.  We use non-employee consultants to assist us in formulating a research and development strategy, preparing regulatory submissions, developing protocols for clinical trials, for designing, equipping and staffing future manufacturing facilities and for business development. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

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

Properties

On October 31, 2012 we entered into a lease agreement for laboratory facility and office space. The lease has a term of 55 months with an expiration date of May 31, 2017. The lease obligations are $66,619 for 2014, $68,400 for 2015, $68,400 for 2016 and $28,500 for 2017.

Industry Segments

 We are presently a development stage company that operates in one reportable business segment: the research, development and commercialization of drug delivery systems and technologies.

Item 1A.  Risk Factors.

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.

Risks Relating to Our Business

 Our auditors have expressed a going concern modification to their audit report.

Our independent auditors include a modification in their report to our financial statements expressing that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 2 to the December 31, 2013 financial statements states that we have not established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  In order to continue as a going concern, we need, among other things, to secure additional capital resources to meet our operating expenses, which we plan to obtain from management and by seeking equity and/or debt financing.

However management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we are unable to obtain adequate capital, we could be forced to cease operations.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our share price.

Effective internal controls are necessary for us to provide accurate financial reports. We are in the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules. These regulations require, among other things, management to assess annually the effectiveness of our internal control over financial reporting.  During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the deadline for those reports. If our controls fail or management or our independent auditors conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and negatively affect the value of our shares. Also, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified a lack of adequate segregation of duties and absence of an audit committee as a material weakness in our internal controls, which could cause stockholders and prospective investors to lose confidence in the reliability of our financial reporting.

We currently have limited segregation of duties among our officers and employees with respect to the preparation and review of financial statements, which is a material weakness in internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the company's financial reporting which could harm the trading price of our shares.

The company and our independent public accounting firm have identified this as a material weakness in the company's internal controls. The company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist.

We have a limited operating history and have not recorded revenues or operating profits since inception.

Although the company was formed in 1999, we have had only limited operations and no revenues since inception.  We are deemed a development stage company, which is considered inherently more risky than established companies.  Because we have no earnings history and there is no assurance that we will realize future revenues, there is substantial doubt as to whether we will achieve profitability.  If we are unsuccessful in the development and commercialization of our proposed products and technology, the negative effect on our business would be substantial and our future would be questionable.

We anticipate needing additional financing in order to accomplish our business plan.

At March 31, 2014, we had cash on hand of $837,002. These funds were primarily secured from a private placement of our securities in the amount of $1.1 million completed in March 2014.  Management estimates that we will require approximately an additional $5,000,000 over the next twelve months to fully implement our current business plan.  We expect to incur numerous expenses in our efforts to develop and eventually commercialize our proposed products. There is no assurance that we will be able to secure necessary financing, or that any financing available will be available on terms acceptable to us, or at all.  Also, any additional offerings of our common stock will dilute the holdings of our then-current stockholders. If necessary, our directors or other stockholders may agree to loan funds to the company, although there are no formal agreements to do so.  If we are unable to raise sufficient capital, we would not be able to continue our product development and we would likely have to curtail operations.

Our future success depends on our ability to develop products and technology and ultimately generate revenues from their commercialization, which may be subject to many factors.

Our operations to date have been limited to acquiring the Acquired Products and organizing and staffing our company.  Our prospective products are in the early stage of development and we have not yet demonstrated the ability to successfully develop and market any products.  The potential to generate future revenues and profits from our business depends on many factors, including, but not limited to the following:

●

our ability to secure adequate funding to develop our proposed products and technology into commercially viable products and to obtain regulatory approval of our products;

●

our ability to market those products;

●

the cost and expenses associated with developing products and gaining regulatory approvals;

●

the size and timing of future customer orders, product delivery and customer acceptance, if required;

●

the costs of maintaining and expanding operations;

●

our ability to compete with existing and new entities that offer the same or similar products; and

●

our ability to attract and retain a qualified work force as business warrants.

There can be no assurance that we will be able to achieve any of the foregoing factors or realize revenues and profitability in the immediate future, or at any time.

Due to legal and factual uncertainties regarding the scope and protection afforded by patents and other proprietary rights, we may not have meaningful protection from competition.

Our long-term success will substantially depend upon our ability to protect our proprietary technologies from infringement, misappropriation, discovery and duplication and avoid infringing the proprietary rights of others. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. These uncertainties also mean that any patents that we own or will obtain in the future could be subject to challenge and, even if not challenged, may not provide us with meaningful protection from competition. Due to ongoing capital needs, we may not possess the financial resources necessary to enforce our patents. Patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us.

If our patents are determined to be unenforceable or expire, or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

Our future success will depend in part on our ability to:

●

obtain and maintain patent protection with respect to our products;

●

prevent third parties from infringing upon our proprietary rights;

●

maintain trade secrets;

●

operate without infringing upon the patents and proprietary rights of others; and

●

obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur.

We have certain pending patent applications with the United States Patent and Trademark Office, specifically on our E-drops Nano and Anticonvulsant oral spray.  We may not be successful in securing final patents on these or other products or be able to maintain or extend the patents if necessary. There can be no assurance that any patents issued to us will not be challenged, invalidated, infringed on or circumvented, or that the rights granted thereunder will provide competitive advantages to us.

If we fail to obtain necessary regulatory approvals, we may not be allowed to commercialize our proposed products and we will not generate revenues.

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research, development and testing.  Our research and clinical approaches may not lead to products or drugs that the U.S. Food and Drug Administration (“FDA”) considers safe for humans and effective for indicated uses.  The FDA may require us to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

●

delay commercialization of, and product revenues from, our product candidates;

●

impose costly procedures on us; and

●

diminish the competitive advantages that we would otherwise enjoy.

In foreign jurisdictions, we may have to receive marketing authorizations from the appropriate regulatory authorities before we can commercialize and market our proposed products. Foreign regulatory approval processes generally include all of the aforementioned requirements and risks associated with regulatory approval in the United States.

If we are unable to obtain requisite regulatory approvals, we would be unable to commercialize our products or to realize any future revenues.  This would have a material adverse effect on our business and we may be forced to cease operations.

We may not be able to maintain necessary confidentiality of our technology and proprietary information.

Patent applications in the U.S. are confidential for a period of time until they are published.  Publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned by us were the first to conceive of the inventions covered by such patents and patent applications, or that such inventors were the first to file patent applications for such inventions.

We also may rely on unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position, which we may seek to protect, in part, by confidentiality agreements. Presently, we do not have any such agreements. There can be no assurance, however, that future agreements will not be breached, that we will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors.

Our product development program may not be successful.

In addition to the development of the Acquired Products, we expect to pursue development of other potential products in the future.  None of our potential pharmaceutical product candidates have commenced clinical trials and there are a number of FDA requirements that we must satisfy in order to commence clinical trials. These requirements will require substantial time, effort and financial resources. We may never satisfy these requirements. In addition, prior to commencing any trials of a drug candidate, we must evaluate whether a market exists for a particular candidate. This is costly and time consuming, and any market studies we rely on may not be accurate. We may expend significant capital and other resources on a candidate and find that no commercial market exists for the drug.  Even if we are not required to obtain FDA pre-market approval for our potential product candidates, we will still be subject to a number of federal and state regulations, including regulation by the FDA and the Federal Trade Commission on any marketing claims we make and, we may be unable to satisfy these requirements. As a result, we may never successfully develop and obtain approval to market and sell any of our potential product candidates. Even if we do develop and obtain approval to market and sell such product candidates, we may be unable to compete against the many products and treatments currently being offered or under development by other established, well-known and well-financed cosmetic, health care and pharmaceutical companies.

If we are unable to rely upon the FDA’s accelerated approval process for certain pharmaceutical products, our plans to market some or all of our proposed pharmaceutical products may be jeopardized severely.

We intend to rely upon Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to obtain approval for certain pharmaceutical products without conducting the full complement of safety and efficacy trials mandated by the FDA. Section 505(b)(2) is available for drugs that are similar or equivalent to ones already approved by the FDA.  An applicant may use an original filer’s information and rely on published studies to demonstrate the safety and effectiveness of a new drug based on a known compound. This could possibly decrease requirements for preclinical investigations and clinical testing, accelerate the clinical approval process, shorten the time to market, and simplify the steps of the product development process. Initially, we intend to apply our technology only to known compounds previously approved by the FDA. Thus, we believe that Section 505(b)(2) could be available to us, which would likely decrease requirements for preclinical investigations and clinical testing and accelerate the overall approval process for our products. There can be no assurance that any of our proposed products will qualify for 505(b)(2) approval, or that we will be successful in completing the shortened approval process for any pharmaceutical product.  Our inability to rely upon Section 505(b)(2) would significantly increase development expenses and approval time for our proposed products, which would negatively affect our business plan and our ability to ultimately market our proposed products.

Government agencies may establish and promulgate guidelines that directly apply to our products that may affect the use of our drugs.

Government agencies, professional societies, and other groups may establish guidelines that could apply to our potential future products and technologies. These guidelines could address such matters as usage and dose of our products, among other factors. Application of such guidelines could mitigate the potential use of our products.

If ultimately approved, there is no guarantee that the marketplace will accept any of our proposed products. If we are not successful in introducing products or if the market does not accept our products, our business, financial position, results of operations and stock price would be materially and adversely affected.

Even if we ultimately obtain regulatory approvals for our proposed products, uncertainty exists as to whether the market will accept them. A number of factors may limit market acceptance, including timing of regulatory approvals and market entry relative to competitive products, availability of alternative products, pricing, availability of third party reimbursement and the extent of our marketing efforts. We cannot assure you that any of our products will receive regulatory approval or that any products will achieve market acceptance in a commercially viable period of time, if at all. We cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products, our business will be materially and adversely affected and the market value of our common stock would decline.

We may not become or remain profitable even if our products are approved for sale.

Even if we obtain regulatory approval to market our pharmaceutical products or product candidates, many factors may prevent the products from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

●

acceptance of the formulation or treatment by health care professionals and patients;

●

the availability, effectiveness and relative cost of alternative treatments that may be developed by competitors; and

●

the availability of third-party (i.e. insurer and governmental agency) reimbursements.

We must depend upon others for marketing and distribution of products. It may become necessary to enter into contracts that limit our potential benefits and control we have over our products. We intend to rely on collaborative arrangements with one or more other companies that possess strong marketing and distribution resources to perform these functions for us, although we have not finalized any such agreements to date. In addition, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

We may not be able to compete with remedies now being marketed and developed, or which may be developed and marketed in the future by other companies.

Our products, upon development and commercialization will compete with existing and new therapies and treatments. Numerous pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and non-profit organizations are engaged in the development of alternatives to our technologies. Most all of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Collaborations or mergers between large pharmaceutical or biotechnology companies with competing drug delivery technologies could enhance our competitors’ financial, marketing and other resources. Developments by other drug delivery companies could make our products or technologies uncompetitive or obsolete. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

If government programs and insurance companies do not agree to pay for or reimburse patients for our pharmaceutical products following their approval, our success will be negatively impacted.

Sales of our potential pharmaceutical products in U.S. and other markets, considering such products are approved, will depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our future product, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

We face significant product liability risks, which may have a negative effect on our financial condition.

The administration of drugs or treatments to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs or treatments are actually at fault for causing an injury. Furthermore, if ultimately approved our pharmaceutical products may cause, or may appear to have caused, serious adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug or treatment has been administered to patients for some time. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a severe negative effect on our financial condition.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Alternative technologies and products similar to ours are being developed by other companies. Some of these products may be in clinical trials or are awaiting approval from the FDA. In addition, companies that sell generic products represent substantial competition. Most competitors have greater capital resources, larger research and development staffs and facilities and more experience in drug development and in obtaining regulatory approvals.  These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations. If we are unable to successfully compete with these other companies, our business will be negatively affected.

We are dependent upon our directors, officer and consultants, the loss of any of whom would negatively affect our business.

We are dependent upon the efforts of our directors, officers and consultants to operate our business. Should any of these persons leave or otherwise be unable to perform their duties, or should any consultant cease their activities for any reason before qualified replacements could be found, there could be material adverse effects on our business and prospects. We have not entered into employment agreements with any individuals and do not maintain key-man life insurance. Unless and until additional employees are hired, our attempt to manage our projects and meet our obligations with such a limited staff could have material adverse consequences, including without limitation, a possible failure to meet a contractual or SEC deadline or other business related obligation.

 We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our business plan will require effective planning. Significant future rapid growth could strain management and internal resources that would adversely affect financial performance. We are in the early phase of research and we may not be able to successfully formulate and commercialize any future products. If we do succeed in finalizing and marketing any of our proposed products, we anticipate that potential future growth could place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require attracting, training, motivating, retaining and managing new employees and continuing to update and improve operational, financial and management controls and procedures. If we do not manage growth effectively, our operations could be adversely affected resulting in slower growth and a failure to achieve or sustain profitability.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act,”) we incur significant legal, accounting and other expenses.  The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, require changes in corporate governance practices of public companies. We expect these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create new board committees, implement additional internal controls and disclose controls and procedures, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

The recently enacted JOBS Act reduces certain disclosure requirements for “emerging growth companies,” thereby decreasing related regulatory compliance costs. We qualify as an emerging growth company as of the date of this report and may continue to qualify as an “emerging growth company” for up to five years. However, we would cease to qualify as an emerging growth company if:

●

we have annual gross revenues of $1.0 billion or more in a fiscal year;

●

we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

●

we become a “large accelerated filer”, defined by the SEC as a company with a word-wide public float of its common equity of $700 million or more.

Upon the occurrence of any of the above, we would not be able to take advantage of the reduced regulatory requirements and any associated cost savings.

Risks Relating to the Market for Our Common Stock

Our common stock was only recently cleared for trading in the over-the–counter market and there can be no assurance that an active public market will develop or that our common stock will continue to be quoted for trading.

Our common stock was recently cleared to be quoted and traded in the over-the-counter market under the trading symbol “ESAQ”.  Inclusion on the OTCBB permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future. Only companies that report their current financial information to the SEC may have their securities included on the OTCBB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby.  In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares would be jeopardized.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.  Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

The price of our common stock may be affected by a limited trading volume, may fluctuate significantly and may not reflect the actual value of our business.

There may be only a limited public market for our common stock and there can be no assurance that an active trading market will develop or continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has likely to experience in the future significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

 From time to time, we may hire companies to assist us in pursuing investor relations strategies to generate increased volumes of investment in our common stock. Such activities may result, among other things, in causing the price of our common stock to increase on a short-term basis.

Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time-to-time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

Our stock price is below $5.00 per share and is treated as a “penny stock”, which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as “penny stock” under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

●

broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;

●

  broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

●

  broker-dealers must disclose current quotations for the securities;

●

  if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and

●

  a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares.

The stock price of our common stock in the public market may be volatile and subject to numerous factors.

 Any trading market for our shares will most likely be very volatile and subject to numerous factors, many beyond our control.  Some factors that may influence the price of our shares are:

●

our ability to develop our patents and technology into commercially viable products;

●

our ability to achieve and maintain profitability;

●

changes in earnings estimates and recommendations by financial analysts;

●

actual or anticipated variations in our quarterly and annual results of operations;

●

changes in market valuations of similar companies;

●

announcements by us or our competitors of significant contracts, new products or drugs, acquisitions, commercial relationships, joint ventures or capital commitments; and

●

general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a particular company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management's time and attention, which would otherwise be used to benefit our business.

Any trading market could be restricted because of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

Transfer of our common stock may be restricted under the securities laws promulgated by various states and foreign jurisdictions, commonly referred to as Blue Sky laws. Individual state Blue Sky laws could make it difficult or impossible to sell our common stock in those states. A number of states require that an issuer’s securities be registered in their state, or appropriately exempted from registration, before the securities can trade in that state.  We have no immediate plans to register our securities in any particular state. Absent compliance with such laws, our common stock may not be traded in such jurisdictions.  Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

Future operating results are difficult to predict.

We will likely experience significant quarter-to-quarter fluctuations in revenues, if any, and net income (loss) in the future. Until we are able to emerge from the development stage, we are not likely to realize any significant revenues and our quarter-to-quarter comparisons of historical operating results will not be a good indication of future performance. It is likely that in some future quarter, operating results may fall below the expectations of securities analysts and investors, which could have negative impact on the price of our common stock.

Effective voting control of our company is held by directors and certain principal stockholders.

Approximately 80.6% of our outstanding shares of common stock are held by directors and a small number of principal (5%) stockholders. In particular, Anna Gluskin, our CEO and director, owns 4,364,000 shares and Geoff Williams, a former director owns 4,635,000 shares, which represent 10.0% and 10.6% of our outstanding shares, respectively, and TGT Investment Management Inc., a principal stockholder, owns 10,000,000 shares, or 22.8%. These persons have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for operation and business development and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

In the event we issue additional common stock in the future, current stockholders could suffer immediate and significant dilution, which could have a negative effect on the value of their shares.

We are authorized to issue 100 million shares of common stock, of which 56,200,372 shares are unissued. Included in this number is 6,975,000 shares reserved for the issuance for warrants exercise. Our board of directors has broad discretion for future issuances of common stock, which may be issued for cash, property, services rendered or to be rendered, or for several other reasons. We also could possibly issue shares to make it more difficult or to discourage an attempt to obtain control of the company by means of a merger, tender offer, proxy contest, or otherwise. For example, if in the due exercise of its fiduciary obligations the board determines that a takeover proposal was not in the company's best interests, unissued shares could be issued by the board without stockholder approval. This might prevent, or render more difficult or costly, completion of an expected takeover transaction.

We do not presently contemplate additional issuances of common stock in the immediate future, except to raise addition capital, although we presently do not have an agreement or understanding to sell additional shares. Our board of directors has authority, without action or vote of our stockholders, to issue all or part of the authorized but unissued shares. Any future issuance of shares will dilute the percentage ownership of existing stockholders and likely dilute the book value of the common stock, which could cause the price of our shares to decline and investors in the shares to lose all or a portion of their investment.

The existence of warrants, options, debentures or other convertible securities would likely dilute holdings of current stockholders and new investors.

In March 2014, we sold in a private placement $1.1 million in units ($0.25 per unit) consisting of common stock and five year warrants to purchase additional shares of common stock at the exercise price of $0.25.  Presently, there are no other options, warrants or other rights outstanding to purchase our common stock.  Management could decide in the future to issue additional convertible securities, such as funding instruments or incentive options to key employees. The issuance of new convertible securities and/or the exercise of outstanding options or convertible securities would further dilute the interests of all of our existing stockholders. Future resale of common shares issuable on the exercise of convertible securities may have an adverse effect on the prevailing market price of our common stock. Furthermore, holders of convertible securities may have the ability to exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act. Accordingly, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. Additionally, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As long as we are an emerging growth company, we cannot predict if investors will find our common stock less attractive because we may rely on exemptions provided by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Description of Property.

We do not presently own any property.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under symbol “ESAQ.OB”. Our shares have been publicly traded since March 4, 2014.  Prior to March 2014, there was no public market for our common stock.  Also, there can be no assurance that a sustainable public trading market will develop for our common stock.  As of the date hereof, there are approximately 92 stockholders of record of our common stock.

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

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors, are subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000, excluding their principal residence, or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and receive the purchaser's written consent to the transaction prior to the purchase.  Additionally, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

 Rule 144

A total of 43,327,178 shares of our common stock presently outstanding are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act of 1933 (the “Securities Act”). Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. The SEC amended Rule 144, effective February 15, 2008.

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

An important exception to the availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●

has ceased to be a shell company;

●

is subject to the Exchange Act reporting obligations;

●

has filed all required Exchange Act reports during the preceding twelve months; and

●

at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Because we were classified as a “shell” company, stockholders who currently hold restricted shares of common stock, will not be able to rely on Rule 144 until one year after we ceased to be a shell company and have filed with the SEC adequate information that we are no longer a shell company. On May 29, 2012, we filed a Form 8-K Current Report announcing that were completed the Acquisition Agreement and that we were no longer considered a shell company.  The information included in the Form 8-K was intended to be adequate information that would otherwise be included in a registration statement.  Accordingly, our stockholders, both affiliates and non affiliates, will be eligible to use Rule 144 after May 29, 2013, one year from the initial filing of the Form 8-K.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data.

The following selected comparative financial information has been derived from and should be read in conjunction with the company’s financial statements for the years ended December 31, 2013 and 2012.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Revenues	$-	$-
Operating expenses
Professional fees	52,524	116,874
Research and development	132,092	105,422
General and administrative	1,445,912	383,501
Marketing and selling	25,554	-
Total operating expenses	1,656,082	605,797

Loss from operations	(1656,082)	(605,797)
Interest expense	64,234	17,023

Net loss	$(1,720,316)	$(622,820)

Total assets	$71,755	$104,500
Working capital	$(2,398,474)	$(609,008)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company currently with no assets and/or capital and limited operations. Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable- related party. We require only minimal capital to maintain our corporate viability, although upon the completion of the acquisition of Products our financial requirements will increase significantly. In the interim, additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to complete the acquisition of Products or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Balance sheet

Cash

At December 31, 2013 the company had $458 of cash on hand a decrease of $99,542 from the December 31, 2012 balance of $100,000.

Prepaid asset

At December 31, 2013 the balance of prepaid assets was $ 0 a decrease of $4,500 from the December 31, 2012 balance of $4,500.  The $4,500 balance at December 31, 2012 relates to prepaid marketing expenses that were expensed in the year ended December 31, 2013.  At December 31, 2013 the company did not have any prepaid assets.

Property and equipment net of amortization

At December 31, 2013 the company had $71,297 of equipment, net of accumulated depreciation.  This was an increase of $71,297 from the December 31, 2012 balance of $ 0.  During the year ended December 31, 2013 the company acquired $85,816 of equipment to be used in research and development.  During the year ended December 31, 2013 the company amortized this equipment for $14,519 resulting in the balance of $71,297 net of amortization at December 31, 2013.

Accounts payable and accrued liabilities

At December 31, 2013 accounts payable and accrued liabilities was $421,439, an increase of $192,189 from the December 31, 2012 balance of $229,250.  This increase was due to an increase in accrued contracted services of $98,000 and an increase of $95,000 in accrued professional fees during the year ended December 31, 2013.

Accounts payable related party

The balance at December 31, 2013 of $960,000 increased by $960,000 from the $ 0 balance at December 31, 2012.  The balance represents accrued and unpaid wages for the entire year ended December 31, 2013 to management.   During the year ended December 31, 2013 and December 31, 2012 no wages were paid to management.  At December 31, 2012 no wages were accrued therefore the balance of accrued wages at December 31, 2012 was $ 0.

Capital lease obligation.

The balance at December 31, 2013 of $24,380 increased by $24,380 from the $ 0 balance at December 31, 2012.  On January 4, 2013 the company entered into a capital lease agreement to purchase equipment. The lease has a term of 19 months starting January 4, 2013 with the final payment due on August 1, 2014. The lease specifies a monthly rate of $3,600. The lease requires minimum lease payments of $68,400 over the term of the lease. The lease was initially recorded at $63,543, which is the present value of the minimum lease payments (less no executor cost) using the company’s incremental borrowing rate of 10%. During the twelve months ended December 31, 2013 the company paid principal of $39,163 ($0 during 2012) against the capital lease obligation and corresponding interest payment of $4,037, leaving an amount owing at the end of the period of $24,380 ($0 at December 31, 2012), $0 of which is a long-term obligation.

Notes payable related party

The balance at December 31, 2013 of $898,109 increased by $449,006 from the $449,103 balance at December 31, 2012.  The company has been financed since the finalization of the patent acquisition agreement on May 22, 2012 through to December 31, 2013 by advances from shareholders.   During the year ended December 31, 2013 the CEO and another related party advanced the company cash of $367,422. In addition during this period they paid $81,584 of expenses on behalf of the company.  This accounts for the increase in notes payable related party for the year ended December 31, 2013 of $449,006.

During the year ended December 31, 2012 the balance of $449,103 increased by $389,513 from the December 31, 2011 balance of $59,590.   The CEO and another related party advanced the company cash of $100,000.  In addition during this period they paid $339,513 of expenses on behalf of the company.  Also during 2012 in connection with the  agreement to purchase patents from a related party, an officer and director of the company agreed to pay $50,000 to a former officer thus reducing the amount owed to that former officer by $50,000 (see financial statements note 3).  These three transactions account for the overall increase in notes payable related party for 2012 of $389,513, which increased the December 31, 2011 balance of $59,590 to the December 31, 2012 balance of $449,103.

The notes payable related parties are not secured and have no repayment terms.  One loan of $100,000 is from the CEO and carries interest at the rate of 5% all other notes payable carry interest of 10%.

Accrued interest related party

The balance at December 31, 2013 of $95,004 increased by $59,849 from the $35,155 balance at December 31, 2012.  The interest is not compounded.  The increase in interest for the current year is a result of the large increase in the notes payable during the year ended December 31, 2013 of $449,006.

Common Stock

At December 31, 2013 and December 31, 2012 there were 31,625,000 shares of common stock issued out of the authorized 100,000,000 common shares.  The par value of the common shares is $0.00001 resulting in common stock of $316.   During the year ended December 31, 2013 there was no common stock issued.

During 2012, pursuant to a patent acquisition agreement, the company issued 10,000,000 shares of common stock valued at $0.005 per share to a company officer in exchange for patent rights contributed, and forgiveness of debt to a related party of $50,000. Also pursuant to the patent acquisition agreement, the company issued an additional 10,000,000 shares of common stock to a third party in exchange for services, valued also at $0.005 per share.  The common shares at December 31, 2011 was 11,625,000, this increase of 20,000,000 shares resulted in there being issued 31,625,000 shares at the end of December 31, 2012.  The par value of the common shares is $0.00001 which resulted in an increase in common stock of $200 at that date.  The common stock at December 31, 2011 was $116 this increase of $200 resulted in common stock of $316 at December 31, 2012.

Additional paid-in Capital

At December 31, 2013 and December 31, 2012 the balance of additional paid in capital was $134,884.  There were no changes to additional paid in capital during the year ended December 31, 2013.

During the year ended December 31, 2012 additional paid in capital increased by $99,800 in relation to the 20,000,000 common shares issued relating to the finalization of the asset purchase agreement.  An increase of $3,000 was also recorded for unpaid services of a director.  These additions of $102,800 increased the opening additional paid in capital of $32,084 at December 31, 2011 to the closing balance at December 31, 2012 of $134,884.

Subscription payable

The balance at December 31, 2013 of $2,000 increased by $2,000 from the $ 0 balance at December 31, 2012.  In December 2013 the company received $2,000 as a deposit for the purchase of the company’s common stock.

Accumulated other comprehensive income

The company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at December 31, 2013 was $147, which is an increase of $147 from the December 31, 2012 balance of $0.

Results of Operations

We have not recorded any revenues since inception.  During the year ended December 31, 2013, our net loss was $1,720,316, compared to a net loss of $622,820 for the year ended December 31, 2012. The increased loss for 2013 of $1,097,496 was due to the increase in operating expenses to prepare the products to market in 2014.  The individual expense explanations are detailed below.

Sales

We have not recorded any revenues since inception.   The company expects to have sales starting in 2014 as a result of the intellectual property acquired in 2012 and the further development of these new products.  The company will be in a position to market these products after completing equity financing in 2014.

Operating Expenses

Professional fees

During the year ended 2013, professional fees were $52,524 a decrease of $64,350 from $116,874 for the comparative year ended December 31, 2012.  The 2012 professional fees included the non-repeating expenses related to the acquisition of the Acquired Products in May 2012.  In 2013 the company had no unusual professional fees expenses other than normal periodic reporting obligations with the SEC.

Research and development

The Company has continued to be committed to moving forward with research and development.  During the year ended December 31 2013 research and development expenses increased by $26,670 to $132,092 from the December 31, 2012 expense of $105,422.  The increase was a result of the development of the new products, which we anticipate will become available for sale in 2014.

General and administrative

The company incurred $1,445,912 of general and administrative expenses for the year ended December 31, 2013.  This is an increase of $1,062,411 from the $383,501 recorded in the year ended December 31, 2012.  This increase was due to $1,005,000 accrued and unpaid remuneration for management.  This represents 95% of the increase in general and administrative expenses, the remaining 5% of the increase can be attributed to the fact 2013 was a full year whereas 2012 general administrative started after finalizing the patent acquisition agreement on May 22, 2012.   It should also be noted that no accrual was made for management remuneration in the year ended December 31, 2012.

Marketing and Selling

The company incurred $25,554 of marketing and selling expenses for the year ended December 31, 2013.  This is an increase of $25,554 from nil expenses recorded in the year ended December 31, 2012.  The company incurred marketing expenses in regards to the packaging and labeling of the products to be launched in 2014.  In addition the company exhibited at trade shows to develop relationships with distributors.

Interest expense

Interest expense of $64,234 for 2013 increased by $47,211 from $17,023 for 2012.  Interest expense is primarily attributed to an increase in loans from stockholders during 2013.  The large increase in interest expense is attributed to the increase in loans from stockholders during the period.  Since May 22, 2012 the operations of the company has been financed by loans from shareholders.  During this period these loans have increased from $449,103 to $898,109 at December 31, 2013.

Liquidity and Capital Resources

At December 31, 2013 the company had a working capital deficit of $2,398, 474 which is an increase of $1,789,466 from the December 31, 2012 deficit balance of $609,008.  The increased deficit was a result of the start of operations in 2013, which was financed by advances from a related party.

Expenses incurred during 2013 and 2012 have been paid for by related and other parties.  Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

At December 31, 2013, we had a stockholders’ deficit of $2,327,177 compared to a stockholders' deficit of $609,008 at December 31, 2012.  The increase of $1,718,169 in stockholders' deficit is primarily attributed to ongoing general and administrative expenses and additional professional fees, principally legal and accounting costs, research and development expenses as well as marketing expenses which commenced in 2013.

We believe we have sufficient funds to carry on general operations for the next four months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to proceed with our development of the Acquired Products. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.

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

Management estimates that our research and development expenses for the next 12 months will be approximately $3.0 million, primarily for research and pilot studies.  We also estimate that other expenses, including personnel, general and administrative and miscellaneous expenses could be as much as $2.0 million during the same time period.  Because we currently have no revenues, most likely the only source of funding these expenses will be through the private sale of our securities, either equity or debt.  We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time.  If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely.  There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $2,322,844 as of December 31, 2013.  This loss carry forward may be offset against future taxable income through the year 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently has no operations.

Critical Accounting Policies

Nature of Business

Eastgate Acquisitions Corporation was organized on September 8, 1999, under the laws of the State of Nevada. The company is a development stage company which has limited history of operations is engaged in the research and development of drug delivery innovations for developing of improved novel formulations and alternative dosage forms of existing biologically active molecules.  During the year ended December 31, 2012 the company formed Eastgate Pharmaceuticals, Inc. as a wholly-owned subsidiary of the company.

Principles of Consolidation

The consolidated financial statements include the accounts of Eastgate Acquisitions Corporation and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage company

The accompanying consolidated financial statements have been prepared in accordance with the provision of FASB ASC Topic 915, Development Stage Entities.”

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated when placed into service using the straight-line method based on their estimated useful lives of five year. Equipment under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Research and Development Costs

The company expenses research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including employee-related expenses; laboratory supplies and other direct expenses; third-party contractual costs relating to nonclinical studies and related contract manufacturing expenses, development of manufacturing processes and regulatory registration.

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

Comprehensive Loss

Other comprehensive loss, which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholder’s Equity.

Foreign Currency Translation

Foreign denominated assets and liabilities of the company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period.  Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period.  Translation adjustments that arise from translating the foreign subsidiary’s financial statements from local currency to U.S. currency are recorded in the other comprehensive loss component of stockholders’ equity.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks associated with changes in the exchange rates between U.S. and Canadian currencies. We do not believe that any of these risks will have a material impact on our financial condition, results of operations and cash flows.

Item 8.  Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2013 and 2012 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, LLC., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Name

Age

Position

Anna Gluskin

61

CEO and Director

Mirjana Hasanagic

48

President and Director

Brian Lukian

65

CFO, Secretary / Treasurer and Director

Joseph Schwarz

59

Chief Scientific Officer

Michael Weisspapir

57

Chief Medical Officer

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

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.   However, two directors, Geoff Williams and Nancy Ah Chong, agreed to tender their resignations as directors and officers at such time as the balance of $50,000 due to Williams Investment Company under the Acquisition Agreement was paid. Accordingly, on March 14, 2014 the board of directors accepted their resignations. Also, Brian Lukian was appointed as Secretary to replace Ms. Ah Chong.

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

Mirjana Hasanagic became a director and President on May 22, 2012. Ms. Hasanagic has over 20 years of managerial experience including marketing, budgeting and accounting, purchasing and inventory control and staff supervision.  She has held various executive positions within pharmaceuticals and healthcare industries. From 2009 to 2012, she has served as President of NanoEssentials, Inc., a Toronto, Canada company developing products containing nano-sized delivery vectors.

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

Brian Lukian became a director and CFO on May 22, 2012. Mr. Lukian has Over 30 years of financial, strategic and business leadership experience in various industries and countries.  Mr. Lukian served as Chief Financial Officer for Enhance Skin products of Denver, Colorado from August 2008 to May 2012, and for Quantum Materials Corp. of Phoenix, Arizona from November 2008 to June 2011.  Both are reporting pubic companies with the SEC.  Since January 2007, he has provided consulting services in regards to mergers and acquisitions, turnarounds, financings as well as business and industry analysis.  From 2000 through 2006, he was employed as Chief Financial Officer and Chief Operating Officer for several public companies in Canada, for which he was responsible for public reporting requirements in Canada.

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

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2013 and 2012. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as the company is in a better financial position and will strive to have the business opportunity provide their remuneration. As of the date hereof, we accrued  compensation as follows:

Name and Title	Amount
Anna Gluskin, CEO	$216,000
Mirjana Hasanagic, President	$144,000
Brian Lukian, CFO	$180,000
Joseph Schwarz, CTO	$150,000
Michael Weisspapir, CSO	$150,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 31, 2014, to the best of our knowledge, with respect to each person believed to be the beneficial owner of more than 5% of our outstanding common stock, each director and executive officer and by all directors and executive officers as a group. For purposes of disclosure, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date hereof. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Unless otherwise noted, the address of each person below will be c/o Eastgate Acquisitions Corporation, 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109.

Name of Beneficial Owner	Number of Shares	Percent of Class(1)
Directors and Officers
Anna Gluskin*	4,364,000	10.0%
Mirjana Hasanagic*	2,576,000	5.9%
Brian Lukian*	1,220,000	2.8%
Joseph Schwarz*	2,480,000	5.9%
Michael Weisspapir *	2,480,000	5.7%

5% Stockholders
TGT Investment Management Inc.(2)	10,720,000	24.5%
Edward F. Cowle	4,635,000	10.6%
Geoff Williams	4,635,000	10.6%
H. Deworth Williams	2,195,445	5.0%
All Directors and Officers as a group (5 persons)	13,840,000	30.0%

* Director and/or executive officer

Note: Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)

Based upon 43,799,628 shares of common stock outstanding on March 31, 2014.

(2)

TGT Investment Management Inc. is privately held investment holding company, of which investment and voting control are held by Rose Perri. Also included 720,000 shares owned directly by Rose Perri.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

 On May 22, 2012, we acquired the Acquired Products from Anna Gluskin, our current CEO, pursuant to the Acquisition Agreement. In exchange for the Acquired Products, we issued 10 million shares of common stock to the following persons who subsequently became directors and/or executive officers of the company:

●

Anna Gluskin (Director and Chief Executive Officer)

3,500,000 shares

●

Mirjana Hasanagic (Director and President)

2,000,000 shares

●

Joseph Schwarz (Chief Scientific Officer)

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

As a provision of the Acquisition Agreement, Williams Investment Company was to be paid $100,000 for services rendered in connection with the execution of the agreement and the transactions contemplated thereby.  Of that amount $50,000 was paid at the closing and $50,000 is to be paid at such time as the company realizes additional financing in the minimum amount of $300,000. The $50,000 balance was paid on March 20, 2014.  H. Deworth Williams is a principal stockholder of the company and is the principal owner of Williams Investment Company.  Two current directors, Geoff Williams and Nancy Ah Chong, are employees of Williams Investment Company and agreed to resign as directors when the final $50,000 payment was paid to Williams Investment Company. Their resignations were effective as of March 14, 2014.

On October 23, 2012, our President and CEO Ms. Gluskin loaned $100,000 to the company pursuant to the terms of a demand promissory note agreement. The note is unsecured, carries interest at the rate of 5% per annum and is payable on demand. The company will use the proceeds from the loan to conduct its general business operations until additional funding can be arranged, of which there can be no assurance. The largest principal amount outstanding since inception during the period ended December 31, 2013 was $100,000 and no payment of principal or interest has been made on the note.  As of December 31, 2013, accrued interest on the note was $6,260.

From the year ended December 31, 2010 through December 31, 2013, the company recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders, as notes payable - related parties on its balance sheet. The notes bear interest of 10% per annum, are unsecured and due and payable upon demand.  As of December 31, 2013 the notes payable - related parties was $898,109, including the $100,000 note to Ms. Gluskin and the following:

●

$9,590, plus $20,087 of accrued interest, payable to William Investment Company, controlled by H. Deworth Williams a principal stockholder;

●

$4,600, plus $833 of accrued interest, payable to Anna Gluskin, our CEO and a principal stockholder;

●

$423,787, plus $22,613 of accrued interest, payable to Angara Enterprises – a private corporation controlled by Anna Gluskin, our CEO and a principal stockholder;

●

$253,875, plus $33,374 of accrued interest, payable to NanoEssential, Inc., a private corporation deemed to be controlled by our President Mirjana Hasanagic and Ms. Gluskin; and

●

$106,256 plus $11,837 of accrued interest, payable to TGT Investment Management Inc., a private corporation controlled by Rose Perri, a principal stockholder.

The amounts shown above represent the largest principal amount outstanding during fiscal 2013 and no payment of principal or interest was made during the period.  It should be noted that the accrued interest payable to Williams Investment Company is greater that the principal amount.  This is due to the $50,000 repayment to Williams Investment in May 2012 being applied to the principal amount only, which would decrease future interest expense incurred on the payable.

At December 31, 2012, the notes payable - related party balance due was $449,103, with accrued interest of $35,155 and as set forth below:

●

$100,000, plus $1,260 of accrued interest, payable to Anna Gluskin per the October 23, 2012 note;

●

$9,590, plus $19,128 of accrued interest, payable to William Investment Company;

●

$4,600, plus $366 of accrued interest, payable to Anna Gluskin;

●

$46,164, plus $2,488 of accrued interest, payable to Angara Enterprises;

●

$220,302, plus $8,589 of accrued interest, payable to NanoEssential; and

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

On October 1, 2012, the company entered into a lease agreement for laboratory and office space through the assignment of an existing lease by NanoEssential, Inc. The lease has a term of 32 months, with an expiration date of May 31, 2015, and specifies a monthly rate of $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 and 2015. The lease requires minimum lease payments of $175,988 over the term of the lease. During fiscal years ended December 31, 2012 and December 31, 2013, the company paid $14,963 and $0, respectively, in connection with this lease. Mirjana Hasanagic, President and a director of Eastgate, previously served as President of NanoEssential, Inc. from 2009 to 2012 and Ms. Gluskin our CEO is deemed in control of NanoEssential.

On March 14, 2014 the Board of Directors approved the conversion of $180,000 of accrued liability into shares of our common stock to Rose Perri.  Ms. Perri is deemed to be a related party due to her control of TGT Investment Management Inc.  As a result of this conversion, Rose Perri received 720,000 shares and 540,000 warrants to purchase our common stock for the period of five years at the price of $0.25 per share.

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

There was no capital contribution recorded for the fiscal year ended December 31, 2013.

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

Audit Fees

Our auditors, Sadler, Gibb & Associates, billed us $8,000 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2013 and 2012.  They also billed us $2,500 per review for our quarterly reports during 2013.

Audit Related Fees

For the years ended December 31, 2013 and 2012, there were no fees billed for assurance and related services by our current auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2013 and 2012, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

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

10.2(4)

Investment Agreement with Kodiak Capital Group, LLC

10.3(4)

Registration Rights Agreement with Kodiak Capital Group, LLC

10.4(4)

Demand Promissory Note

10.5(4)

Securities Purchase Agreement

10.6(6)

Agreement for distribution of products with Mediq Denmark A/S

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

Dated:   April 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

   Date

/S/    ANNA GLUSKIN

Chief Executive Officer and Director

   April 2, 2014

Anna Gluskin

(Principal Executive Officer)

/S/     MIRJANA HASANAGIC                 President and Director

   April 2, 2014

Mirjana Hasanagic

/S/     BRIAN LUKIAN

Chief Financial Officer and Director

   April 2, 2014

Brian Lukian

(Principal Financial Officer and

Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eastgate Acquisitions Corporation

We have audited the accompanying consolidated balance sheets of Eastgate Acquisitions Corporation (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Acquisitions Corporation as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from September 8, 1999 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital deficit of $2,327,6720 and accumulated losses of $2,464,524 for the period from inception through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2014

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash	458	100,000
Prepaid Assets	$-	$4,500

Total Current Assets	458	104,500

PROPERTY & EQUIPMENT, net	71,297	-

Total Long Term Assets	71,297	-

TOTAL ASSETS	$71,755	$104,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$421,439	$229,250
Accrued liabilities related party	960,000	-
Capital lease obligation	24,380	-
Accrued interest - related parties	95,004	35,155
Notes payable - related parties	898,109	449,103

Total Current Liabilities	2,398,932	713,508

STOCKHOLDERS' DEFICIT

Common stock;100,000,000 shares authorized,
at $0.00001 par value, 31,625,000 and 31,625,000
shares issued and outstanding, respectively	316	316
Additional paid-in capital	134,884	134,884
Subscription payable	2,000
Accumulated other comprehensive income	147	-
Deficit accumulated during the development stage	(2,464,524)	(744,208)

Total Stockholders' Deficit	(2,327,177)	(609,008)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$71,755	$104,500

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			From
			Inception on
			September 8,
	For the Years Ended		1999 Through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	52,524	116,874	169,398
Research and development	132,092	105,422	237,514
General and administrative	1,445,912	383,501	1,933,611
Marketing and selling	25,554	-	25,554

Total Operating Expenses	1,656,082	605,797	2,366,077

LOSS FROM OPERATIONS	(1,656,082)	(605,797)	(2,366,077)

OTHER EXPENSE

Interest expense	(64,234)	(17,023)	(98,447)

Total Other Expense	(64,234)	(17,023)	(98,447)

LOSS BEFORE INCOME TAXES	(1,720,316)	(622,820)	(2,464,524)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,720,316)	$(622,820)	$(2,464,524)

BASIC LOSS PER SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	31,625,000	23,865,437

COMPREHENSIVE LOSS
A summary of the components of
other comprehensive loss for the
periods ended is as follows:

Net Loss	$(1,720,316)	$(622,820)	$(2,464,524)

Other Comprehensive Income	147	-	147

Total Comprehensive Loss	$(1,720,169)	$(622,820)	$(2,464,377)

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

						Deficit
					Accumulated	Accumulated	Total
			Additional		other	During the	Stockholders'
	Common Stock		Paid-In	Subscriptions	comprehensive	Development	Equity
	Shares	Amount	Capital	Payable	income	Stage	(Deficit)

Balance at inception on September 8, 1999	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash on
September 8, 1999 at $0.0003 per share	11,625,000	116	384			-	500
Net loss from inception on September 8, 1999
through December 31, 1999	-	-	-	-	-	-	-
Balance, December 31, 1999	11,625,000	116	384		-	-	500
Net loss for the period from
January 1, 2000 through
December 31, 2004	-	-	-	-	-	(3,320)	(3,320)
Balance, December 31, 2004	11,625,000	116	384	-	-	(3,320)	(2,820)
Services contributed by shareholders	-	-	500			-	500
Net loss for the year ended
December 31, 2005	-	-	-	-	-	(600)	(600)
Balance, December 31, 2005	11,625,000	116	884		-	(3,920)	(2,920)
Services contributed by shareholders	-	-	1,700			-	1,700
Net loss for the year ended
December 31, 2006	-	-	-	-	-	(5,555)	(5,555)
Balance, December 31, 2006	11,625,000	116	2,584		-	(9,475)	(6,775)
Services contributed by shareholders	-	-	5,500			-	5,500
Net loss for the year ended
December 31, 2007	-	-	-	-	-	(9,681)	(9,681)
Balance December 31, 2007	11,625,000	116	8,084		-	(19,156)	(10,956)
Services contributed by shareholders	-	-	6,000			-	6,000
Net loss for the year ended
December 31, 2008	-	-	-	-	-	(24,309)	(24,309)
Balance, December 31, 2008	11,625,000	116	14,084		-	(43,465)	(29,265)
Services contributed by shareholders	-	-	6,000			-	6,000
Net loss for the year ended
December 31, 2009	-	-	-	-	-	(23,649)	(23,649)
Balance, December 31, 2009	11,625,000	116	20,084		-	(67,114)	(46,914)
Services contributed by shareholders	-	-	6,000			-	6,000
Net loss for the year ended
December 31, 2010	-	-	-	-	-	(24,354)	(24,354)
Balance, December 31, 2010	11,625,000	116	26,084		-	(91,468)	(65,268)
Services contributed by shareholders	-	-	6,000			-	6,000
Net loss for the year ended
December 31, 2011	-	-	-	-	-	(29,920)	(29,920)
Balance, December 31, 2011	11,625,000	116	32,084	-	-	(121,388)	(89,188)
Services contributed by shareholders	-	-	3,000			-	3,000
Common stock issued for services and payment
of related party notes payable	20,000,000	200	99,800				100,000
Net loss for the year ended
December 31, 2012	-	-	-	-	-	(622,820)	(622,820)
Balance, December 31, 2012	31,625,000	316	134,884	-	-	(744,208)	(609,008)
Subscription payable				2,000			2,000
Translation adjustment					147		147
Net loss for the year ended
December 31, 2013	-	-	-	-		(1,720,316)	(1,720,316)
Balance, December 31, 2013	31,625,000	$316	$134,884	$2,000	$147	$(2,464,524)	$(2,327,177)

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

				From
				Inception on
				September 8,
	For the Year Ended			1999 Through
	December 31,			December 31,
	2013	2012		2013

OPERATING ACTIVITIES
Net loss	$(1,720,316)		$(622,820)	$(2,464,524)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid on the Company's behalf
by a related party	81,584		339,513	480,687
Common stock issued for services	-		50,000	50,000
Depreciation	14,519		-	14,519
Services contributed by shareholders	-		3,000	34,700
Changes in operating assets and liabilities:
Accrued interest	59,849		17,965	95,004
Prepaid asset	4,500		(4,500)	-
Accounts payable	192,189		216,842	421,439
Accrued liabilities related party	960,000		-	960,000
Net cash used in Operating Activities	(407,675)		-	(408,175)

INVESTING ACTIVITIES
Purchase of property and equipment	(22,273)		-	(22,273)
Net Cash Used in Investing Activities	(22,273)		-	(22,273)

FINANCING ACTIVITIES
Payments on capital lease obligation	(39,163)		-	(39,163)
Proceeds from notes payable to related parties	367,422		100,000	467,422
Proceeds from subscription payable	2,000		-	2,000
Common stock issued for cash	-		-	500
Net Cash Provided (used in) by Financing Activities	330,259		100,000	430,759

NET INCREASE (DECREASE) IN CASH	(99,689)		100,000	311
Effect of foreign currency translation adjustments	147			147

CASH AT BEGINNING OF PERIOD	100,000		-	-

CASH AT END OF PERIOD	$458		$100,000	$458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$4,386		$-	$4,386
Income Taxes	$-		$-	$-

NON CASH FINANCING ACTIVITIES:
Capital contribution by officer - payment of
related party payable on behalf of company	$-		$50,000	$50,000
Property & equipment purchased under
capital lease obligation	$63,543	$		$63,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Eastgate Acquisitions Corporation (The Company) was organized on September 8, 1999, under the laws of the State of Nevada. The Company is a development stage company which has limited history of operations is engaged in the research and development of drug delivery innovations for developing of improved novel formulations and alternative dosage forms of existing biologically active molecules.  During the year ended December 31, 2012 the Company formed Eastgate Pharmaceuticals, Inc. as a wholly-owned subsidiary of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Eastgate Acquisitions Corporation and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the provision of FASB ASC Topic 915, Development Stage Entities.”

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated when placed into service using the straight-line method based on their estimated useful lives of five year. Equipment under capital leases are stated at the lower of fair market value or net present value of the minimum lease payments at the inception of the leases.

Research and Development Costs

The Company expenses research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including employee-related expenses; laboratory supplies and other direct expenses; third-party contractual costs relating to nonclinical studies and related contract manufacturing expenses, development of manufacturing processes and regulatory registration.

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

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2013	2012

Income tax expense at statutory rate	$(670,860)	$(242,900)
Contributed services		1,170
Stock issued for services		39,000
Depreciation and amortization	5,662
Change in valuation allowance	665,198	202,730
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2013	2012

NOL carryover	$961,102	$290,241
Valuation allowance	(961,102)	(290,241)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,322,844 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Loss

Other comprehensive loss, which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholder’s Equity.

Foreign Currency Translation

Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period.  Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period.  Translation adjustments that arise from translating the foreign subsidiary’s financial statements from local currency to U.S. currency are recorded in the other comprehensive loss component of stockholders’ equity.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $2,464,524 as of December 31, 2013.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

 NOTE 3 - RELATED-PARTY TRANSACTIONS (CONTINUED)

-

During the years ended December 2013 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $81,584 and advanced cash to the Company of $367,422, As of December 31, 2012 they paid for expenses on behalf of the Company of $339,513 and advanced cash to the Company of $100,000.  As of December 31, 2013 and 2012, the Company owes $95,004 and $35,155 of accrued interest to related parties, respectively, resulting from interest expense of $59,848 and $17,965, respectively.

-

During 2012 in connection with the a agreement to purchase patents from a related party, an officer and director of the Company agreed to pay $50,000 to a former officer thus reducing the amount owed to that former officer by $50,000. As consideration to the officer and director for this $50,000 payment on behalf of the Company, 10,000,000 shares of common stock were issued to the officer and director. The amount for patents purchased valued at $0 and the related party debt paid by the officer of $50,000 and has been recorded as contributed capital in equity (See Note 6).

Officer Compensation

During the year ended December 31, 2012, the former CEO contributed various administrative services to the Company. These services include basic management and accounting services and utilization of office space and equipment and were recorded as contributed capital of $3,000 for the year ended December 31, 2012.  In the last 6 months of 2012 the Company has a new CEO who personally financed most of the operations to December 31, 2013.  In the year ended December 31, 2012 the Company did not record any compensation for the new CEO.  In the year ended December 31, 2013 the Company recorded compensation expense of $216,000 which is recorded in accrued liabilities related party.  In addition, services provided by other officers and management of the Company amounting to an expense of $744,000 was recorded in accrued liabilities related party.

NOTE 4 – PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION

On January 4, 2013 the Company entered into a capital lease agreement to purchase equipment. The lease has a term of 19 months starting January 4, 2013 with the final payment due on August 1, 2014. The lease specifies a monthly rate of $3,600. The lease requires minimum lease payments of $68,400 over the term of the lease. The lease was initially recorded at $63,543, which is the present value of the minimum lease payments (less no executor cost) using the Company’s incremental borrowing rate of 10%. During the twelve months ended December 31, 2013 the Company paid principal of $39,163 ($0 during 2012) against the capital lease obligation and corresponding interest of $4,037, leaving an amount owing at the end of the period of $24,380 ($0 at December 31, 2012), $0 of which is a long-term obligation.

Pursuant to ASC 840-30 for capital leases, the equipment was recorded at the same value as the initial capital lease obligation of $63,543. Also during the twelve months ending December 31, 2013, the Company purchased additional equipment for cash of $22,273. The estimated useful life of all equipment purchased during the year ended December 31, 2013 is 5 years. Depreciation expense of $14,519 and $0 was recorded during the year ended December 31, 2013 and December 31, 2012, respectively, which leaves a net balance in Property & Equipment of $71,297 and $0 at December 31, 2013 and December 31, 2012, respectively.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 4 – PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION (CONTINUED)

The costs and accumulated depreciation of property and equipment are summarized as follows:

	December 31,	December 31,
	2013	2012

Lab Equipment	$85,816	$-0-
Less: Accumulated Depreciation	(14,519)	-0-
Property and Equipment, Net	$71,297	$-0-

Depreciation expense amounted to $14,519 and $0 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease

The Company has assumed a lease agreement from a company controlled by the CEO on October 31, 2012 for the use of operating space owned by a third party, which expires on May 16, 2017.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of December 31, 2013 are as follows:

Year Amount

2014	$66,619
2015	68,400
2016	68,400
2017	28,500
Thereafter	0
Total Minimum Lease Payments	$231,919

Lease expense amounted to $69,984, $14,963 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The preceding data reflects existing leases and does not include replacements upon their expiration.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

Capital Lease

The Company has entered into capital lease agreement for the use of laboratory equipment.

The last payment for this lease will be July 1, 2014.  Total payments during 2014 will be $25,200

Lease expense amounted to $39,163 and $0 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the years ended December 31, 2013 and 2012, an officer of the Company has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $500 per month of service and have been recorded as capital contributions of $-0- and $3,000 as of the periods ending December 31, 2013 and December 31, 2012, respectively.  In May 2012 the CEO left the Company.  The new CEO’s compensation is documented in Note 3.

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

Subscription Payable

In December 2013 the Company received a deposit of $2,000 for the purchase of the Company’s common stock.  The Board approved this issue in March 2014.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report.

In March 2014, the Company completed private placement transaction with certain investors that resulted in $1,037,500 in net proceeds to the Company.  Pursuant to the terms of the transaction, the Company sold 4,640,000 Units, each consisting of one share of our common stock and 0.75 warrants to purchase one share of our common stock at $0.25 per share exercisable for a period of five years.  Each Unit was priced at $0.25 per Unit.  The Company issued a total of 4,640,000 shares and 3,480,000 five year warrants as a result of this transaction.   The Company paid $110,000 and issued 1,000,000 shares of our common stock, valued at $250,000 to Chardan Capital Markets, LLC as commissions for their services in connection with this transaction.

EASTGATE ACQUISITIONS CORPORATION

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

On March 14, 2014, our Board of Directors approved an offer to convert $1,165,000 of accrued liabilities to 4,660,000 Units at $0.25 per Unit.  Each Unit consists of one share of our common stock and 0.75 warrants to purchase one share of our common stock at $0.25 per share exercisable for a period of five years from the date of the grant.  Included in this amount of accrued liabilities is $960,000 in deferred executive compensation due to executives and directors of the company.

On March 21, 2014, our Board of Directors approved an offer to convert $80,410 of accounts payable to 321,628 shares of our common stock at $0.25 per share.

On March 21, 2014, our Board of Directors ratified the issuance of 1,553,000 shares of our common stock to our consultants and advisors for services rendered.  The shares were valued at $0.25 per share, or $388,266. for the purposes of this transaction.

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

4 Juniper is included in Health Canada monograph http://webprod.hc-sc.gc.ca/nhpid-bdipsn/monoReq.do?id=123&lang=eng (internet link) and other compendial sources:

US PDR for Herbal Medicines (Ed. 1, Medical Economics Company 1999, pp. 918-919)

The Complete Commission E Monographs - Therapeutic Guide to Herbal Medicines Boston 1999, pp. 218-220

British Herbal Compendium, vol. 2  British Herbal Medicine Association, Bournemouth, UK 2006  pp. 237-241

USA – Title 21 in Code of Federal Regulations revision 2000 Part 182.20

5 M. Fukushima et al. / Diabetes Research and Clinical Practice, August 2006, 73(2), pg. 174-177.

6 T. Hayashi, et al., “Ellagitannins from Lagerstroemia speciosa as activators of glucose transport in fat cells”, Planta Med. 2002 v.68 pp. 173–175.

7 G. Klein et al. / Antidiabetes and Anti-obesity Activity of Lagerstroemia speciosa,  Evidence- Based Complementary and Alternative Medicines, 2007; 4(4), pp. 401–407.

8 The Review of Natural Products, Wolfers Kluwer Health, Inc., 2004, “Banaba”.

9 Kunkel SD,  et al. (2012) "Ursolic Acid Increases Skeletal Muscle and Brown Fat and Decreases Diet-Induced Obesity, Glucose Intolerance and Fatty Liver Disease". PLoS ONE 7(6): e39332. doi:10.1371/journal.pone.0039332, Pages 2-3.