Form 10-Q
period 2014-03-31
EASTGATE ACQUISITIONS CORP
filed 2014-05-19
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

Outstanding as of May 15, 2014

Common Stock, $0.00001 par value

       43,319,628

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.

Controls and Procedures

12

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 1A.

Risk Factors

13

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

Signatures

14

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at March 31, 2014, related unaudited statements of operations and cash flows for the three months ended March 31, 2014 and 2013 and the period from September 8, 1999 (date of inception) to March 31, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash	$783,956	$458

Total Current Assets	783,956	458

OTHER ASSETS
Property & Equipment ,net	67,006	71,297
Sales tax receivable	14,802	-

Total Long Term Assets	81,808	71,297

TOTAL ASSETS	$865,764	$71,755

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$257,988	$421,439
Accrued liabilities related party	205,180	960,000
Capital lease obligation	14,105	24,380
Accrued interest - related parties	96,506	95,004
Notes payable - related parties	959,265	898,109

Total Current Liabilities	1,533,044	2,398,932

STOCKHOLDERS' DEFICIT

Common stock;100,000,000 shares authorized,
at $0.00001 par value, 43,319,628 and 31,625,000
shares issued and outstanding at March 31, 2014
and December 31, 2013, respectively	433	316
Additional paid-in capital	2,795,924	134,884
Subscription payable	-	2,000
Accumulated other comprehensive income	5,102	147
Deficit accumulated during the development stage	(3,468,739)	(2,464,524)

Total Stockholders' Deficit	(667,280)	(2,327,177)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$865,764	$71,755

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
			From
			Inception on
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2014	2013	2014
REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	49,906.00	3,586.00	219,304.00
Research and development	117,697.00	37,995.00	355,211.00
General and administrative	809,538.00	113,689.00	2,743,149.00
Marketing and selling	4,960.00	-	30,514.00
Total Operating Expenses	982,101.00	155,270.00	3,348,178.00

LOSS FROM OPERATIONS	(982,101.00)	(155,270.00)	(3,348,178.00)

OTHER EXPENSE
Interest expense	(22,114.00)	(11,222.00)	(120,561.00)
Total Other Expense	(22,114.00)	(11,222.00)	(120,561.00)

LOSS BEFORE INCOME TAXES	(1,004,215.00)	(166,492.00)	(3,468,739.00)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,004,215.00)	$(166,492.00)	$(3,468,739.00)

BASIC LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,416,788.00	31,625,000.00

COMPREHENSIVE LOSS
A summary of the components of other comprehensive
loss for the periods ended is as follows:
Net Loss	$(1,004,215.00)	$(166,492.00)	$(3,468,739.00)

Foreign currency translation adjustment	4,955.00	-	5,102.00

Total Comprehensive Loss	$(999,260.00)	$(166,492.00)	$(3,463,637.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			September 8,
	For the Three Months Ended		1999 Through
	March 31,		March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(1,004,215)	$(166,492)	$(3,468,739)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid on the Company's behalf
by a related party	4,938	33,229	485,625
Common stock issued for services	268,250	-	318,250
Depreciation	4,291	3,971	18,810
Services contributed by shareholders	-	-	34,700
Changes in operating assets and liabilities:
Accrued interest	1,502	10,250	96,506
Prepaid asset	-	-	-
Accounts payable	(83,044)	44,271	338,395
Accrued liabilities related party	410,180	-	1,370,180
Sales tax recoverable	(14,802)	-	(14,802)
Net cash used in Operating Activities	(412,900)	(74,771)	(821,075)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,648)	(22,273)
Net Cash Used in Investing Activities	-	(4,648)	(22,273)

FINANCING ACTIVITIES
Payments on capital lease obligation	(10,275)	(9,708)	(49,438)
Proceeds from notes payable to related parties	65,808	-	533,230
Payments on notes payable related parties	(9,590)	-	(9,590)
Common stock issued for cash	1,145,500	-	1,146,000
Net Cash Provided (used in) by Financing Activities	1,191,443	(9,708)	1,620,202

NET INCREASE (DECREASE) IN CASH	778,543	(89,127)	778,854
Effect of foreign currency translation adjustments	4,955	-	5,102

CASH AT BEGINNING OF PERIOD	458	100,000	-

CASH AT END OF PERIOD	$783,956	$10,873	$783,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$20,087	$973	$4,952
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Capital contribution by officer - payment of
related party payable on behalf of company	$-	$-	$50,000
Property & equipment purchased under
capital lease obligation	$-	$63,543	$63,543
Common stock issued to pay liabilities	$1,245,407	$-	$1,245,407
Common stock issued – subscription payable	$2,000	$-	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION

(A Development Stage Company)

Condensed Notes to Financial Statements

March 31, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Acquisitions Corporation without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $3,468,739 as of March 31, 2014.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 –RELATED-PARTY TRANSACTIONS

Notes payable – related parties

The Company has recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders as Notes payable - related parties on the balance sheet. The amounts comprising Notes payable – related parties bear interest ranging from 5 percent per annum to 10 percent per annum, are unsecured and are due and payable upon demand.

During the three months ended March 31, 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $4,938 and advanced cash to the Company of $65,808 and repaid $9,590.  During the year ended December 2013 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $81,584 and advanced cash to the Company of $367,422.  As of March 31, 2014 and December 31, 2013, the Company owed $96,506 and $95,004 of accrued interest to related parties, respectively, resulting from interest expense of $21,589 and $59,848, respectively.

NOTE 5 –SALES TAX RECEIVABLE

The Company recovers sales tax paid, for which returns are filed on annual basis. At March 31, 2014, $14,802 was claimed as recoverable compared to the December 31, 2013 balance of $0.  Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2014 the Company has sold 4,640,000 Units consisting of one share of common stock and a warrant to purchase 0.75 of share for cash pursuant to private placement agreement at the price of $0.25 per share.  As a result of this transaction, the Company issued 4,640,000 shares of common stock and 3,480,000 warrants to purchase our common stock for five years at $0.25 per share.  The Company issued 1,000,000 shares and paid $110,000 in cash in a finder’s fee in connection with this transaction.

During the quarter ended March 31, 2014 the Company has issued 4,660,000 Units consisting of one share of common stock and a warrant to purchase 0.75 of share for in satisfaction of accrued liabilities at the price of $0.25 per share.  As a result of this transaction, the Company issued 4,660,000 shares of common stock and 3,495,000 warrants to purchase our common stock for five years at $0.25 per share.  The Units were issued on the same terms as the Units issued in connection with the private placement transaction.

The assumptions used to estimate the fair value of the warrants using the Black-Scholes pricing model were as follows:

Issue Date	March 21, 2014
Expected volatility	208.65%
Expected term	2.5 years
Risk-free interest rate	1.73%
Expected dividend yield	$0

As of March 31, 2014, the Company had 6,975,000 warrants to purchase common stock.  All outstanding warrants have a weighted average price of $0.25 per share and have a weighted average remaining life of 5 years.

The following table summarizes warrants that are issued, outstanding and exercisable

		Warrants Issued & Outstanding
Exercise	Expiration	March 31	December 31
Price	Date	2014	2013

$0.25	March 14, 2019	3,495,000	-
$0.25	March 21, 2019	3,480,000	-

		6,975,000	-

During the quarter ended March 31, 2014 the Company issued a total of 1,073,000 shares of common stock to employees and consultants for services rendered at the price of $0.25 per share.

During the quarter ended March 31, 2014 the Company issued 321,628 shares of common stock to vendors in satisfaction of accounts payable and accrued liabilities at the price of $0.25 per share.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company’s financial statements for the years ended December 31, 2013 and 2012 and for the three months ended March 31, 2014.

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$-	$-

Operating expenses
Professional fees	49,906	3,586
Research and development	117,697	37,995
General and administrative	809,538	113,689
Marketing and selling	4,960	-
Total operating expenses	982,101	155,270

Loss from operations	(982,101)	(155,270)
Interest expense	22,114	11,222

Net loss	$(1,004,215)	$(166,492)

	March 31	December 31
	2014	2013
Total assets	$865,764	$71,755
Working capital (deficit)	$(749,088)	$(2,398,474)

Results of Operations

We have not recorded any revenues since inception.  During the three months ended March 31, 2014, our net loss was $1,004,215 compared to a net loss of $166,492 for the three months ended March 31, 2013. The increased loss for 2013 of $837,723 was due to the fact the company was more active in the quarter ended March 31 2014.  Also in the comparative first quarter ended March 31, 2013 the company did not accrue compensation to management whereas in the quarter ended March 31, 2014 the company accrued $419,000.  In addition the company paid $268,250 in common stock for services to consultants, whereas in the comparative quarter ended March 31, 2013 the company did not issue any stock for services.

Sales

We have not recorded any revenues since inception.   The company expects to have sales later in 2014 as a result of the intellectual property acquired in 2012 and the further development and marketing of the new products.

Operating Expenses

Professional fees

During first quarter ended March 31, 2014, professional fees expenses were $49,906, an increase of $46,320 from the first quarter of 2013 professional fees expense of $3,586.  The increase was a result of the successful financing activities in the first quarter ended March 31, 2014.

Research and development

Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products.  Also included in research and development are laboratory consumables.

During the first quarter ended March 31, 2014, research and development expenses of $117,697 increased by $79,702 from $37,995 for the first quarter of 2013. The increase was a result of the company’s increased focus on development work to complete the product line.

General and administrative

During the first quarter of 2014, we incurred general and administrative expenses of $809,538, an increase of $695,849 from $113,689 for the first quarter of 2013.  In the comparative first quarter ended March 31, 2013 the company did not accrue compensation to management whereas in the quarter ended March 31, 2014 the company accrued $419,000.  In addition the company paid $268,250 in common stock for services to consultants, whereas in the comparative quarter ended March 31, 2013 the company did not issue any stock for services.

Interest expense

Interest expense of $22,114 for the first quarter ended March 31, 2014 an increase of $10,892 from $11,222 for the first quarter of 2013.  The increase is attributed to an increase in loans from stockholders during the period.  During all of the year ended December 31, 2013 the company relied on advances from related party to finance its operations.

Liquidity and Capital Resources

At March 31, 2014 we had a working capital deficit of $749,088, which is a decrease of $1,649,386 from the December 31, 2013 deficit balance of $2,398,474.  The decrease in the deficit is a result of the equity raise of $1,145,500 combined with the conversion of $1,245,407 of accounts payable and accrued liabilities related party to equity as well as the fact the company paid $268,250 for services during the first quarter ended March 31, 2013 with the company’s common stock.  Offset by the above is the loss for the quarter ended March 31, 2014 of $1,004,215.

During the year ended December 31, 2013, ongoing expenses were paid by principal stockholders and through increased accounts payable. During the first quarter ended March 31, 2014 the stockholders contributed $65,808 in cash, repaid $9,590 and paid expenses directly on behalf of the company of $4,938. During this quarter the company also repaid $9,590 an equity raise with proceeds of $1,145,500. At March 31, 2014 and December 31, 2013, we had cash on hand of $783,956 and $458, respectively. At March 31, 2014 we had notes payable - related party of $959,265, compared to $898,109 at December 31, 2013. The increase represents additional contributions from stockholders during the first three months of 2014. Accrued interest – related party at March 31, 2014 was $96,506 compared to $95,004 at December 31, 2013, which increase reflects the added interest on the payable – related party, less $20,087 of accrued interest paid during the quarter. Accounts payable decreased from $421,439 at December 31, 2013, to $257,988 at March 31, 2014, primarily a result of the $80,407 of accounts payable that accepted the company’s common stock in exchange for the accounts payable obligation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

At March 31, 2014, we had a stockholders’ deficit of $667,280 compared to a stockholders' deficit of $2,327,177 at December 31, 2013.  The decrease in stockholders' deficit is primarily attributed to the equity raise combined with the conversion of accounts payable and accrued liabilities related party to equity.

As of May 7, 2014, we had cash on hand of $692,000.  We believe that our available cash combined with continued advances from related party will be sufficient to carry on general corporate functions for the next six months, although we will need to limit cash outlays for research and product development until we can secure additional funds.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the Acquired Products will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $2,322,844 as of December 31, 2013.  This loss carry forward may be offset against future taxable income through the year 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2013 or the three month period ended March 31, 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In the fiscal quarter ended March 31, 2014, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Axiom Financial Inc., a consultant, pursuant to an agreement to provide us with investor relations services through July 31, 2014.   During the three months ended March 31, 2014, we issued 100,000 shares of common stock to Axiom Financial Inc. pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Axiom Financial Inc is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued or committed to issue shares of our common stock to Wakabayashi Funs LLC a consultant, pursuant to an agreement to provide us with capital consultant through July 31, 2014.   During the three months ended March 31, 2014, we issued 300,000 shares of common stock to Wakabayashi Funs LLC, pursuant to the consulting agreement.  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Wakabayashi Funs LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

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

Date:  May 15, 2014

By:  /S/   ANNA GLUSKIN

Anna Gluskin

Chief Executive Officer

(Principal Executive Officer)

Date:  May 15, 2014

By:  /S/   BRIAN LUKIAN

Brian Lukian

Chief Financial Officer

(Principal Accounting Officer)

12