Form 10-Q/A
period 2014-03-31
EASTGATE ACQUISITIONS CORP
filed 2014-05-19
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A #1

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

Class

Outstanding as of May 15, 2014

Common Stock, $0.00001 par value

       43,319,628

Explanatory Note:   Amended to file inadvertently unfiled XBRL files.  No other changes have been made.