Form 10-Q/A
period 2014-03-31
EASTGATE ACQUISITIONS CORP
filed 2014-06-11
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A #2

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed on May 19, 2014 (the “Original 10-Q”) of Eastgate Acquisitions Corporation (the “Company”), as amended by Amendment No. 1 to the Original 10-Q filed on May 19, 2014 (“Amendment No. 1”).

The Company is filing this Amendment to (i) include full and complete copies of currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, (ii) include full and complete exhibits of the Company’s financial statements formatted in XBRL (eXtensible Business Reporting Language) and (iii) amend Item 6, Exhibits, accordingly.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has set forth the complete text of Item 6 as amended.

This Amendment should be read in conjunction with the Original 10-Q and Amendment No. 1. The Original 10-Q, as amended by Amendment No. 1, has not been amended or updated to reflect events occurring after the filing of the Original 10-Q.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastgate Acquisitions Corporation

Dated: June 11, 2014	By:	/s/ Anna Gluskin
Anna Gluskin
Director and Chief Executive Officer (Principal Executive Officer) _/s/ Brian Lukian ______________
Brian Lukian
Director and Chief Financial Officer (Principal Financial and Accounting Officer)

EASTGATE ACQUISITIONS CORPORATION

Index to Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.