Form 10-Q
period 2014-06-30
EASTGATE ACQUISITIONS CORP
filed 2014-08-14
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

[   ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number  000-52886

EASTGATE ACQUISITIONS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109
(Address of principal executive offices)

(801) 322-3401
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  1   Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer                                                [  ]                                                Accelerated filer                                                      [  ]
Non-accelerated filer                                                [  ]                                                 Smaller reporting company                                                                    [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2014
Common Stock, $0.00001 par value	50,004,070

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements

The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at June 30, 2014, related unaudited statements of operations and cash flows for the six months ended June 30, 2014 and 2013 and the period from September 8, 1999 (date of inception) to June 30, 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  Operating results for the period ended June 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30	December 31,
	2014	2013

ASSETS
Current
Cash	$375,306	$458
Deposits and prepaids	-	-

Total current assets	375,306	458

Other assets
Property & Equipment, net	124,958	71,297
Sales tax recoverable	28,827	-

Total other assets	153,785	71,297

Total assets	$529,091	$71,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$249,150	$421,439
Accrued liabilities related party	126,400	960,000
Capital lease obligation	3,570	24,380
Accrued interest - related parties	118,998	95,004
Notes payable - related parties	941,690	898,109

Total current liabilities	1,439,808	2,398,932

Total Liabilities	1,439,808	2,398,932

Stockholders' equity
Authorized:
Common stock: 100,000,000 shares authorized at $0.00001 par value 49,868,028 and 31,625,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively	498	316
Additional paid-in capital	4,432,959	134,884
Subscription payable	-	2,000
Accumulated other comprehensive income	17,293	147
Deficit accumulated during the development stage	(5,361,467)	(2,464,524)

Total stockholders' Deficit	(910,717)	(2,327,177)

Total liabilities and stockholders' equity	$529,091	$71,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					From
					inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-
			-	-	-

Gross (loss) profit	-	-	-	-	-

OPERATING EXPENSES

Professional fees	$53,092	$9,721	$102,998	$13,307	$272,396
Research & development	267,794	24,751	385,491	62,746	623,005
General and administrative	1,519,177	177,349	2,328,715	291,038	4,262,326
Marketing and selling	29,844	-	34,804	-	60,358

	1,869,907	211,821	2,852,008	367,091	5,218,085

LOSS FROM OPERATIONS	(1,869,907)	(211,821)	(2,852,008)	(367,091)	(5,218,085)

Other items
Interest expense	(22,821)	(13,701)	(44,935)	(24,923)	(143,382)

Total other items	(22,821)	(13,701)	(44,935)	(24,923)	(143,382)

LOSS BEFORE INCOME TAXES	(1,892,728)	(225,522)	(2,896,943)	(392,014)	(5,361,467)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,892,728)	$(225,522)	$(2,896,943)	$(392,014)	$(5,361,467)

BASIC LOSS PER SHARE	$(0.04)	$(0.01)	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,118,639	31,625,000	39,119,818	31,625,000

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss	(1,892,728)	(225,522)	(2,896,943)	(392,014)	(5,361,467)

Other Comprehensive Loss - foreign currency translation	12,191	(37)	17,146	(37)	17,293

Comprehensive Loss	$(1,880,537)	$(225,559)	$(2,879,797)	$(392,051)	$(5,344,174)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			From Inception
			on September 8,
	For the Six Months Ended		1999 Through
	June 30,	June 30,	June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,896,943)	$(392,014)	$(5,361,467)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf by a related party	(2,637)	166,172	478,050
Common stock issued for services	1,161,250	-	1,211,250
Depreciation	9,637	7,284	24,156
Services contributed by shareholders		-	34,700
Changes in operating assets and liabilities:
Accrued interest	23,994	22,687	118,998
Prepaid asset	-	4,500	-
Accounts payable	(91,882)	117,159	329,557
Accrued liabilities related party	1,014,500	-	1,974,500
Sales tax recoverable	(28,827)		(28,827)

Cash flows from operating activities	(810,908)	(74,212)	(1,219,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(63,298)	(4,648)	(85,571)

Cash flows from investing activities	(63,298)	(4,648)	(85,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(20,810)	(19,363)	(59,973)
Proceeds from notes payable related party	65,808	-	533,230
Payments on notes payable related party	(19,590)	-	(17,590)
Common stock issued for cash	1,206,500		1,207,000

Cash flows from financing activities	1,231,908	(19,363)	1,662,667

NET INCREASE (DECREASE) IN CASH	357,702	(98,223)	358,013
Effect of foreign currency translation adjustments	17,146	37	17,293

Cash, beginning of the period	458	100,000	-

Cash, end of the period	$375,306	$1,814	$375,306

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$20,151	$2,237	$24,537

Non Cash Financing activities:
Capital contribution by officer - payment of related party payable on behalf of company	$-	$-	$50,000
Property & equipment purchased under capital lease onbigation	$-	$63,543	$63,543
Common stock issued to convert liabilities	$1,928,507		$1,928,507
Common stock issued - subscription payable	$2,000		$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE ACQUISITIONS CORPORATION
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Acquisitions Corporation without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $5,361,467 as of June 30, 2014.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Foreign Currency Translation
Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period.  Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period.  Translation adjustments that arise from translating the foreign subsidiary's financial statements from local currency to U.S. currency are recorded in the other comprehensive loss component of stockholders' equity.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position or statements.

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

During the six months ended June 30, 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $65,808, and have had expenses paid by the Company of $2,637 on their behalf.  At June 30, 2014 the Company has repaid $19,590 of related party loans.  During the year ended December 2013 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $81,584 and advanced cash to the Company of $367,422.  As of June 30, 2014 and December 31, 2013, the Company owed $118,998 and $95,004 of accrued interest to related parties, respectively, resulting from interest expense of $44,935 and $59,848, respectively.

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable
The Company recovers sales tax paid, for which returns are filed on annual basis. At June 30, 2014, $28,827 was claimed as recoverable compared to the December 31, 2013 balance of $0.  Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2014 the Company has sold 4,190,000 Units at $0.25 and 450,000 Units at $0.22 consisting of one share of common stock and a warrant to purchase 0.75 of a share for cash pursuant to a private placement agreement.  As a result of this transaction, the Company issued 4,640,000 shares of common stock and 3,480,000 warrants to purchase our common stock for five years at $0.25 per share.  The Company issued 1,000,000 shares and paid $110,000 in cash in a finders fee in connection with this transaction.

Also, during the quarter ended March 31, 2014 the Company issued 4,660,000 Units consisting of one share of common stock and a warrant to purchase 0.75 of a share in satisfaction of accrued liabilities at the price of $0.25 per share.  As a result of this transaction, the Company issued 4,660,000 shares of common stock and 3,495,000 warrants to purchase our common stock for five years at $0.25 per share.  The Units were issued on the same terms as the Units issued in connection with the private placement transaction.

Additionally, during the quarter ended March 31, 2014 the Company issued a total of 1,073,000 shares of common stock to employees and consultants for services rendered at the price of $0.25 per share.

During the quarter ended March 31, 2014 the Company issued 321,628 shares of common stock to vendors in satisfaction of accounts payable and accrued liabilities at the price of $0.25 per share.

During the quarter ended June 30, 2014 the Company has sold 244,000 Units consisting of one share of common stock and a warrant to purchase 0.75 of a share for cash pursuant to a private placement agreement at the price of $0.25 per share.  As a result of this transaction, the Company issued 244,000 shares of common stock and 183,000 warrants to purchase our common stock for five years at $0.25 per share.

During the quarter ended June 30, 2014 the Company has issued 2,452,400 Units consisting of one share of common stock and a warrant to purchase 0.75 of a share in satisfaction of accrued liabilities at the price of $0.25 per share.  As a result of this transaction, the Company issued 2,452,400 shares of common stock and 1,839,300 warrants to purchase our common stock for five years at $0.25 per share.  The 2,452,400 Units were issued on the same terms as the Units issued in connection with the private placement transaction.

During the quarter ended June 30, 2014 the Company issued a total of 3,572,000 shares of common stock to consultants for services rendered at the price of $0.25 per share.

During the quarter ended June 30, 2014 the Company issued 280,000 shares of common stock to two officers as part of their compensation at the price of $0.25 per share.

As of June 30, 2014, the Company had 8,997,300 warrants to purchase common stock.  All outstanding warrants have a weighted average price of $0.25 per share and have a weighted average remaining life of 4.77 years.

The following table summarizes warrants that are issued, outstanding and exercisable
		Warrants Issued & Outstanding
Exercise	Expiration	June 30	December 31
Price	Date	2014	2013
$0.25	March 14, 2019	3,495,000	-
$0.25	March 21, 2019	3,480,000
$0.25	June 6, 2019	2,022,300	-

		8,997,300	-

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report except as described below:

In August the Company issued 57,142 shares of common stock to consultants for services rendered at the price of $0.35 per share.
In August the Company issued 78,900 share of common stock to vendors in satisfaction of accounts payable and accrued liabilities at an average price of $0.384 per share.

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company's financial statements for the years ended December 31, 2013 and 2012 and for the three and six months ended June 30, 2014.

	For the Three Months ended		For the Six Months ended
	June 30		June 30
	2014	2013	2014	2013
Revenues	$-	$-	$-	-

Operating Expenses
Professional fees	53,092	9,721	102,998	13,307
Research & development	267,794	24,751	385,491	62,746
General & administrative	1,519,177	177,349	2,328,715	291,038
Marketing and selling	29,844	-	34,804	-

Total operating expenses	1,869,907	211,821	2,852,008	367,091

Loss from operations	(1,869,907)	(211,821)	(2,852,008)	(367,091)

Interest income	(22,821)	(13,701)	(44,935)	(24,923)

Net loss	$(1,892,728)	$(225,522)	$(2,896,943)	$(392,014)

			June 30	December 31
			2014	2013

Total assets			$529,091	$71,755
Working Capital			$(1,064,502)	$(2,398,474)

Results of Operations

We have not recorded any revenues since inception.  During the three months ended June 30, 2014, our net loss was $1,892,728 compared to a net loss of $225,522 for the three months ended June 30, 2013. The increase loss for 2014 of $1,667,206 was due to the fact the company was more active in the quarter ended June 30 2014.  Also in the comparative second quarter ended June 30, 2013 the company did not accrue compensation to management whereas in the quarter ended June 30, 2014 the company accrued $665,592 of management compensation.  In addition the company paid $893,000 in common stock for services to consultants in the quarter ended June 30, 2014, whereas in the comparative quarter ended June 30, 2013 the company did not issue any stock for services.  The above two items account for $1,558,592 of the increased loss of $1,667,206, the balance of the increased loss of $108,614 can be attributed to increased research and development costs as well as the increase in professional fees and the start of marketing expenses of $29,844.

The loss increased by $2,504,929 for the six months ended June 30, 2014 compared to the six months ended June 30, 2014.  The loss increased due to the fact the company was more active in the six months ended June 30 2014.  Also in the comparative six months ended June 30, 2013 the company did not accrue compensation to management whereas in the six months ended June 30, 2014 the company accrued $1,084,592 of management compensation.  In addition the company paid $1,161,250 in common stock for services to consultants in the six months ended June 30, 2014, whereas in the comparative six months ended June 30, 2013 the company did not issue any stock for services.  The above two items account for $2,245,842 of the increased loss of $2,504,929, the balance of the increased loss of $259,087 can be attributed to increased research and development costs as well as an increase in professional fees and the start of marketing costs of $34,804.

Sales

We have not recorded any revenues since inception.   The company expects to have sales later in 2014 as a result of the intellectual property acquired in 2012 and the further development and marketing of the new products.

Operating Expenses

Professional fees
During the second quarter ended June 30, 2014, professional fees expenses were $53,092, an increase of $43,371 from the second quarter of 2013 professional fees expense of $9,721.  The increase was a result of the additional reporting activity after the successful financing activities in the first quarter ended March 31, 2014.
During the first six months ended June 30, 2014, professional fees expenses were $102,998, an increase of $89,691 from the first six months of 2013 professional fees expense of $13,307.  The increase was a result of the successful financing activities in the first quarter ended March 31, 2014.
Research and development
Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products.  Also included in research and development are laboratory consumables.
During the second quarter ended June 30, 2014, research and development expenses of $267,794 increased by $243,043 from $24,751 for the first quarter of 2013. The increase was a result of the company's increased focus on development work.
During the six months ended June 30, 2014, research and development expenses of $385,491 increased by $322,745 from $62,746 for the first six months of 2013. The increase was a result of the company's increased focus on development work.
General and administrative
During the second quarter of 2014, we incurred general and administrative expenses of $1,519,177, an increase of $1,341,828 from $177,349 for the second quarter of 2013.  In the comparative second quarter ended June 30, 2013 the company did not accrue compensation to management whereas in the quarter ended June 30, 2014 the company accrued $481,592.  In addition the company paid $893,000 in common stock for services to consultants, whereas in the comparative quarter ended June 30, 2013 the company did not issue any stock for services.  These two items total $1,374,592 which accounts for the total increase in general and administrative expenses of $1,341,828.

During the first six months of 2014, we incurred general and administrative expenses of $2,328,715, an increase of $2,037,677 from $291,038 for the first six months of 2013.  In the comparative first six months ended June 30, 2013 the company did not accrue compensation to management whereas in the six months ended June 30, 2014 the company accrued $810,592.  In addition the company paid $1,161,250 in common stock for services to consultants, whereas in the comparative six months ended June 30, 2013 the company did not issue any stock for services.  These two variances account for $1,971,842 of the total increase in general and administrative expenses for the six months of $2,037,677.  The balance of the remaining increase of $65,835 can be attributed to travel and office expenses.

Interest expense
Interest expense of $22,821 for the second quarter ended June 30, 2014 an increase of $9,120 from $13,701 for the second quarter of 2013.  The increase is attributed to an increase in loans from stockholders during the period.  During all of the year ended December 31, 2013 the company relied on advances from related party to finance it's operations.

Interest expense of $44,935 for the six months ended June 30, 2014 an increase of $20,012 from $24,923 for the first six months of 2013.  The increase is attributed to an increase in loans from stockholders during the period.  During all of the year ended December 31, 2013 the company relied on advances from related party to finance it's operations.

Liquidity and Capital Resources

At June 30, 2014 we had a working capital deficit of $1,064,502 which is a decrease of $1,333,972 from the December 31, 2013 deficit balance of $2,398,474.  The decrease in the deficit is largely a result of the equity raise of $1,206,500 combined with the conversion of $1,928,507 of accounts payable and accrued liabilities related party to equity as well as the fact the company paid $1,161,250 for services during the six months ended June 30, 2013 with the company's common stock.

During the first six month of fiscal 2014 we acquired equipment totaling $63,298 and paid down $20,810 in capital lease obligation.

During the year ended December 31, 2013, ongoing expenses were paid by principal stockholders and through increased accounts payable.  During the six months ended June 30, 2014 the stockholders contributed $63,171 in cash and in paying expenses directly on behalf of the company.  During the six months the company also completed an equity raise with proceeds of $1,206,500.  At June 30, 2014 and December 31, 2013, we had cash on hand of $375,306 and $458, respectively.  At June 30, 2014 we had notes payable - related party of $941,690, compared to $898,109 at December 31, 2013.  The increase represents additional contributions from stockholders during the first six months of 2014.  Accrued interest – related party at June 30, 2014 was $118,998 compared to $95,004 at December 31, 2013, which increase reflects the added interest on the payable – related party, less $20,151 of accrued interest paid during the quarter.  Accounts payable and accrued liabilities decreased from $421,439 at December 31, 2013, to $249,150 at June 30, 2014, primarily a result of the $80,407 of accounts payable that accepted the company's common stock in exchange for the accounts payable obligation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

At June 30, 2014, we had a stockholders' deficit of $910,717 compared to a stockholders' deficit of $2,327,177 at December 31, 2013.  The decrease in stockholders' deficit is primarily attributed to the equity raise combined with the conversion of accounts payable and accrued liabilities related party to equity.

As of August 7, 2014, we had cash on hand of $70,262.  We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next six months, although we will need to limit cash outlays for research and product development until we can secure additional funds.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the intellectual property acquired in 2012 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $2,322,844 as of December 31, 2013.  This loss carry forward may be offset against future taxable income through the year 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2013 or the six month period ended June 30, 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is expected to have a material impact on the company's financial position or statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Plan of Operation

Following the closing of a patent acquisition agreement (the "Acquisition Agreement") in 2012, we have become engaged in the development and ultimate formulation of other novel formulations of natural compounds and pharmaceutical products that have limitations in effective use for human consumption.  We believe our self-emulsifying drug delivery technology can improve the efficacy of existing products and formulations based on natural or well-established compounds and known biologically active compounds. We intend to conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

Forward-Looking and Cautionary Statements

Statements contained in this report which are not historical facts, may be considered "forward-looking statements," which term is defined by the Private Securities Litigation Reform Act of 1995.  Any "safe harbor under this Act does not apply to a "penny stock" issuer, which definition would include the company.  Forward-looking statements are based on current expectations and the current economic environment.  We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2014. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2014, we issued 244,000 units of our securities in a private placement at a purchase price of $0.25 per unit.  Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $0.25 per share.   We issued an aggregate of 244,000 shares of common stock and warrants to purchase 183,000 shares of common stock.  The securities referenced above were sold and issued to "accredited investors," as such term is defined in the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended, and corresponding provisions of state securities laws.  The 244,000 shares and 183,000 underlying the warrants were subsequently registered on our Registration Statement on Form S-1 File No. 333-197186 that was declared effective  on August 11, 2014.

On June 6, 2014, we issued 3,852,000 shares of common stock to employees and consultants for services rendered at the price of $0.25 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.  280,000 of these shares were subsequently registered on our Registration Statement on Form S-1 File No. 333-197186 that was declared effective on August 11 2014.

On June 9, 2014, we issued 2,452,400 units of its securities to our officers, directors and certain consultants with each unit consisting of one share of common stock and a five year warrant to purchase 0.75 shares of common stock at an exercise price of $0.25 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.   2,452,400 of these shares and none of the shares underlying warrants were subsequently registered on our Registration Statement on Form S-1 File No. 333-197186 that was declared effective  on August 11, 2014.

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

Exhibit 101                    Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGATE ACQUISITIONS CORPORATION

Date: August 14, 2014	By: /S/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By: /S/ Brian Lukian
Brian Lukian
Chief Financial Officer
(Principal Accounting Officer)