Form 10-Q
period 2014-09-30
EASTGATE ACQUISITIONS CORP
filed 2014-11-14
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 14, 2014
Common Stock, $0.00001 par value	78,310,234

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements
The accompanying unaudited balance sheet of Eastgate Acquisitions Corporation at September 30, 2014, related unaudited statements of operations and cash flows for the periods ended September 30, 2014 and 2013 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

EASTGATE ACQUISITIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30,	December 31,
	2014	2013

ASSETS
Current
Cash	$6,166	$458
Deposits and prepaid assets	40,242	-

Total current assets	46,408	458

Other assets
Property & Equipment, net	148,477	71,297
Sales tax recoverable	40,546	-

Total other assets	189,023	71,297

Total assets	$235,431	$71,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$248,737	$421,439
Accrued liabilities related party	532,493	960,000
Capital lease obligation	-	24,380
Accrued interest - related parties	141,924	95,004
Notes payable - related parties	980,690	898,109

Total current liabilities	1,903,844	2,398,932

Total Liabilities	1,903,844	2,398,932

Stockholders' equity
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value
no shares issued at September 30, 2014 and December 31, 2013	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value
52,615,607 and 31,625,000 shares issued and outstanding at
September 30, 2014 and December 31, 2013 respectively	525	316
Additional paid-in capital	4,632,962	134,884
Subscription payable	-	2,000
Accumulated other comprehensive income	12,796	147
Accumulated deficit	(6,314,696)	(2,464,524)

Total stockholders' Deficit	(1,668,413)	(2,327,177)

Total liabilities and stockholders' equity	$235,431	$71,755

EASTGATE ACQUISITIONS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

Cost of goods sold	-	-	-	-
			-	-

Gross (loss) profit	-	-	-	-

OPERATING EXPENSES

Professional fees	22,943	13,370	$125,941	$26,677
Research & development	308,044	44,757	693,535	107,503
General and administrative	575,604	158,673	2,904,319	449,711
Marketing and selling	23,526	9,327	58,330	9,327

	930,117	226,127	3,782,125	593,218

LOSS FROM OPERATIONS	(930,117)	(226,127)	(3,782,125)	(593,218)

Other items
Interest expense	(23,112)	(18,064)	(68,047)	(42,987)

Total other items	(23,112)	(18,064)	(68,047)	(42,987)

LOSS BEFORE INCOME TAXES	(953,229)	(244,191)	(3,850,172)	(636,205)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(953,229)	$(244,191)	$(3,850,172)	$(636,205)

BASIC LOSS PER SHARE	$(0.02)	$(0.01)	$(0.09)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	50,204,563	31,625,000	42,974,824	31,625,000

COMPREHENSIVE LOSS
A summary of the components of
other comprehensive loss for the
periods ended is as follows:

Net Loss	(953,229)	(244,191)	(3,850,172)	(636,205)

Other Comprehensive Loss - foreign currency translation	(4,497)	(37)	12,649	(37)

Comprehensive Loss	$(957,726)	$(244,228)	$(3,837,523)	$(636,242)

EASTGATE ACQUISITIONS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the Nine Months Ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,850,172)	$(636,205)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on the Company's behalf
by a related party	4,938	177,816
Common stock issued for services	1,263,911	-
Depreciation	18,723	10,461
Services contributed by shareholders		-
Changes in operating assets and liabilities:
Accrued interest	46,920	39,486
Prepaid asset	(40,242)	4,500
Accounts payable	(92,294)	189,774
Accrued liabilities related party	1,517,962	-
Sales tax recoverable	(40,546)
Long term deposit		(17,625)

Cash flows from operating activities	(1,170,800)	(231,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(95,903)	(4,648)

Cash flows from investing activities	(95,903)	(4,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(24,380)	(29,140)
Proceeds from notes payable related party	125,808	190,771
Payments on notes payable related party	(48,166)	-
Common stock issued for cash	1,206,500

Cash flows from financing activities	1,259,762	161,631

NET INCREASE (DECREASE) IN CASH	(6,941)	(74,810)
Effect of foreign currency translation adjustments	12,649	1,254

Cash, beginning of the period	458	100,000

Cash, end of the period	$6,166	$26,444

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$20,151	$3,502

Non Cash Financing activities:
Capital contribution by officer - payment of
related party payable on behalf of company	-	$-
Property & equipment purchased under
capital lease obligation	$-	$63,543
Common stock issued to convert liabilities	$2,025,876
Common stock issued - subscription payable	2,000

EASTGATE ACQUISITIONS CORPORATION
Condensed Notes to Financial Statements
September 30, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared by the Eastgate Acquisitions Corporation without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $6,314,696 as of September 30, 2014.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

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

During the nine months ended September 30, 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $125,808, and have had expenses paid by the Company of $4,938 on their behalf.  At September 30, 2014 the Company has repaid $48,166 of related party loans.  During the year ended December 2013 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $81,584 and advanced cash to the Company of $367,422.  As of September 30, 2014 and December 31, 2013, the Company owed $141,924 and $95,004 of accrued interest to related parties, respectively, resulting from interest expense of $68,047 and $59,848, respectively.

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable
The Company recovers sales tax paid, for which returns are filed on annual basis. At September 30, 2014, $40,546 was claimed as recoverable compared to the December 31, 2013 balance of $0.  Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – STOCKHOLDERS' EQUITY

On September 15, 2014, the board of directors and the shareholders holding a majority of our common stock approved amending our Restated Articles of Incorporation to 1) change our name to "Eastgate Biotech Corp." from "Eastgate Acquisitions Corporation" and 2) increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock.  Also on September 15, 2014 shareholders holding a majority of our common stock approved the Company's 2014 Equity Incentive Plan, which was previously approved by the board of directors on May 20, 2014.  The name change and increase in authorized shares will become effective when we amend the Restated Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada.

During the quarter ended March 31, 2014 the Company has sold 4,190,000 Units at $0.25 and 450,000 Units at $0.22 consisting of one share of common stock and a warrant to purchase 0.75 of a share for cash pursuant to a private placement agreement.  As a result of this transaction, the Company issued 4,640,000 shares of common stock and 3,480,000 warrants to purchase our common stock for five years at $0.25 per share.  The Company issued 1,000,000 shares and paid $110,000 in cash in finder's fee in connection with this transaction.

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

During the quarter ended September 30, 2014 the Company issued a total of 977,233 shares of common stock to consultants for services rendered at the price ranging from $0.06 to $0.50 per share.

During the quarter ended September 30, 2014 the Company issued 1,770,346 shares of common stock to two officers and an employee as part of their compensation at the price of $0.055 per share.

As of September 30, 2014, the Company had 8,997,300 warrants to purchase common stock.  All outstanding warrants have a weighted average price of $0.25 per share and have a weighted average remaining life of 4.53 years.

The following table summarizes warrants that are issued, outstanding and exercisable
		Warrants Issued & Outstanding
Exercise	Expiration	September 30	December 31
Price	Date	2014	2013
$0.25	March 14, 2019	3,495,000	-
$0.25	March 21, 2019	3,480,000
$0.25	June 6, 2019	2,022,300	-

		8,997,300	-

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report except as described below:
In October of 2014 the Company issued a total of 1,700,000 shares of common stock to consultants for services rendered at the price of $0.065 per share.

In October of 2014 the Company has sold 100,000 Units consisting of one share of common stock and a warrant to purchase 0.5 of a share for cash pursuant to a private placement agreement at the price of $0.05 per share.  As a result of this transaction, the Company issued 100,000 shares of common stock and 50,000 warrants to purchase our common stock for five years at $0.05 per share.

In October of 2014 the Company issued a total of 23,894,627 shares of common stock in satisfaction of accrued liabilities at the price of $0.32 per share.

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company's financial statements for the years ended December 31, 2013 and 2012 and for the three and nine months ended September 30, 2014.

	For the Three Months ended		For the Nine Months ended
	September 30		September 30
	2014	2013	2014	2013
Revenues	$-	$-	$-	-

Operating Expenses
Professional fees	22,943	13,370	125,941	26,677
Research & development	308,044	44,757	693,535	107,503
General & administrative	575,604	158,673	2,904,319	449,711
Marketing and selling	23,526	9,327	58,330	9,327

Total operating expenses	930,117	226,127	3,782,125	593,218

Loss from operations	(930,117)	(226,127)	(3,782,125)	(593,218)

Interest income	(23,112)	(18,064)	(68,047)	(42,987)

Net loss	$(953,229)	$(244,191)	$(3,850,172)	$(636,205)

			September 30	December 31
			2014	2013

Total assets			$235,431	$71,755
Working Capital			$(1,857,436)	$(2,398,474)

Results of Operations

We have not recorded any revenues since inception.  During the three months ended September 30, 2014, our net loss was $953,229 compared to a net loss of $244,191 for the three months ended September 30, 2013. The increased loss for 2014 of $709,038 was due to the fact the company was more active in the quarter ended September 30, 2014.  The primary reasons for the increase were increase in R&D expenses of $263,287, accrued management fees of 346,000 and stock issued for services of $62,419.  These three items account for $649,529 of the $709,038 total variance.  The remainder of $59,509 is comprised of many smaller items including $5,048 in increase interest expense.

The loss increased by $3,213,967 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The loss increased due to the fact the company was more active in the nine months ended September 30 2014.  Also in the comparative nine months ended September 30, 2013 the company did not accrue compensation to management whereas in the nine months ended September 30, 2014 the company accrued $1,207,791 of management compensation.  In addition the company paid $1,223,669 in common stock for services to consultants in the nine months ended September 30, 2014, whereas in the comparative nine months ended September 30, 2013 the company did not issue any stock for services.  Other costs that increased the nine months ended September 30, 2014 were research and development by $586,032, professional fees of $99,264 and marketing and selling of $49,003.  The above five items account for $3,165,759 of the increased loss of $3,213,967, the balance of the increased loss of $48,208 is the result of many smaller items including office, travel, increased interest expense ($25,060) and foreign exchange.

Sales

We have not recorded any revenues since inception.   The company expects to have sales or at least orders later in 2014 as a result of the intellectual property acquired in 2012 and the further development and marketing of the new products.

Operating Expenses

Professional fees
During the third quarter ended September 30, 2014, professional fees expenses were $22,943, an increase of $9,573 from the third quarter of 2013 professional fees expense of $13,370.  The increase was a result of the increased activity in preparing agreements regarding business relationships in process.
During the first nine months ended September 30, 2014, professional fees expenses were $125,941, an increase of $99,264 from the first nine months of 2013 professional fees expense of $26,677.  The increase was a result of the successful financing activities in the first quarter and increased activity in preparation of business relationship agreements in process.

Research and development
Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products.  Also included in research and development are laboratory consumables.
During the third quarter ended September 30, 2014, research and development expenses of $308,044 increased by $263,287 from $44,757 for the third quarter of 2013. The increase was a result of the company's increased focus on development work.
During the nine months ended September 30, 2014, research and development expenses of $693,535 increased by $586,032 from $107,503 for the first nine months of 2013. The increase was a result of the company's increased focus on development work.

General and administrative
During the third quarter of 2014, we incurred general and administrative expenses of $575,604 an increase of $416,931 from $158,673 for the third quarter of 2013.  In the comparative third quarter ended September 30, 2013 the company did not accrue compensation to management whereas in the quarter ended September 30, 2014 the company accrued $346,000.  In addition the company paid $62,419 in common stock for services to consultants, whereas in the comparative quarter ended September 30, 2013 the company did not issue any stock for services.  These two items total $408,419 which accounts for all but $8,512 of the total increase in general and administrative expenses of $416,931.

During the first nine months of 2014, we incurred general and administrative expenses of $2,904,319, an increase of $2,454,608 from $449,711 for the first nine months of 2013.  In the comparative first nine months ended September 30, 2013 the company did not accrue compensation to management whereas in the nine months ended September 30, 2014 the company accrued $1,207,791.  In addition the company paid $1,223,669 in common stock for services to consultants, whereas in the comparative nine months ended September 30, 2013 the company did not issue any stock for services.  These two variances account for $2,431,460 of the total increase in general and administrative expenses for the nine months of $2,454608.  The balance of the remaining increase of $23,148 can be attributed to travel, office expenses and cash payments to consultants.

Marketing and selling
During the third quarter ended September 30, 2014, marketing and selling expenses of $23,526 increased by $14,199 from $9,327 for the third quarter of 2013. The increase was a result of the company preparing to start sales.
During the nine months ended September 30, 2014, marketing and selling expenses of $58,330 increased by $49,003 from $9,327 for the first nine months of 2013. The increase was a result of the company preparing to start sales.

Interest expense
Interest expense of $23,112 for the third quarter ended September 30, 2014 an increase of $5,048 from $18,064 for the third quarter of 2013.  The increase is attributed to an increase in loans from stockholders during the period.  During all of the year ended December 31, 2013 and again in the quarter ended September 30, 2014 the company relied on advances from related party to finance it's operations, .

Interest expense of $68,047 for the nine months ended September 30, 2014 an increase of $25,060 from $42,987 for the first nine months of 2013.  The increase is attributed to an increase in loans from stockholders during the period.  During all of the year ended December 31, 2013 and again for the quarter ended September 30, 2014 the company relied on advances from related party to finance it's operations.

Liquidity and Capital Resources

At September 30, 2014 we had a working capital deficit of $1,857,436 which is a decrease of $541,038 from the December 31, 2013 deficit balance of $2,398,474.  The decrease in the deficit is largely a result of the equity raise of $1,206,500 combined with the conversion of $1,928,507 of accounts payable and accrued liabilities related party to equity as well as the fact the company paid $1,223,669 for services during the nine months ended September 30, 2013 with the company's common stock.

During the first nine months of fiscal 2014 we acquired equipment totaling $95,903 and paid down $24,380 in capital lease obligation.

During the year ended December 31, 2013, ongoing expenses were paid by principal stockholders and through increased accounts payable.  During the nine months ended September 30, 2014 the stockholders contributed $118,171 in cash and in paying expenses directly on behalf of the company.  During the nine months the company also completed an equity raise with proceeds of $1,206,500.  At September 30, 2014 and December 31, 2013, we had cash on hand of $6,166 and $458, respectively.  At September 30, 2014 we had notes payable - related party of $980,690, compared to $898,109 at December 31, 2013.  The increase represents additional contributions from stockholders during the first nine months of 2014.  Accrued interest – related party at September 30, 2014 was $141,924 compared to $95,004 at December 31, 2013, which increase reflects the added interest on the payable – related party, less $20,151 of accrued interest paid during the period.  Accounts payable and accrued liabilities decreased from $421,439 at December 31, 2013, to $248,737 at September 30, 2014, primarily a result of the $80,407 of accounts payable that accepted the company's common stock in exchange for the accounts payable obligation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

At September 30, 2014, we had a stockholders' deficit of $1,668,413 compared to a stockholders' deficit of $2,327,177 at December 31, 2013.  The decrease in stockholders' deficit is primarily attributed to the equity raise combined with the conversion of accounts payable and accrued liabilities related party to equity.

As of November 7, 2014, we had cash on hand of $13,834.  We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next nine months, although we will need to limit cash outlays for research and product development until we can secure additional funds.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the intellectual property acquired in 2012 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $2,322,844 as of December 31, 2013.  This loss carry forward may be offset against future taxable income through the year 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2013 or the nine month period ended September 30, 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

The company has evaluated other recent accounting pronouncements and their adoption has not had nor is expected to have a material impact on the company's financial position or statements.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2014. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2014, we issued 136,042 shares of common stock to consultants for services rendered at the price of $0.35 and $0.50 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 22, 2014, we issued 2,611,537 shares of common stock to employees and consultants for services rendered at the price of $0.055 and $0.6 per share, including 636,364 shares issued to our Chief Scientific Officer and 636,364 shares to our Chief Medical Officer.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.
On October 15, 2014, we issued 1,700,000 shares of common stock to consultants for services rendered at the price of $0.065 per share, The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 17, 2014, we issued 100,000 Units consisting of one share of common stock and a warrant to purchase 0.5 of a share for cash pursuant to a private placement agreement at the price of $0.05 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On November 11, 2014, we issued 23,894,627 shares of common stock to employees and consultants 23,894,627 shares of common stock in satisfaction of accrued liabilities at the price of $0.32 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.                Defaults Upon Senior Securities

This Item is not applicable.
Item 4.                Mine Safety Disclosures

This Item is not applicable.
Item 5.                Other Information

This Item is not applicable.
Item 6.                Exhibits

Exhibit 10.1	License Agreement between Eastgate Pharmaceuticals, Inc. and Purine Pharma LLC dated September 18, 2014 (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	Interactive Data File.
(1)
A redacted version of this Exhibit is filed herewith.  An un-redacted version of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EASTGATE ACQUISITIONS CORPORATION

Date: November 14, 2014	By: /S/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By: /S/ Brian Lukian
Brian Lukian
Chief Financial Officer
(Principal Accounting Officer)