Form 10-K
period 2014-12-31
EASTGATE BIOTECH CORP
filed 2015-04-01
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ]                                        Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

   [    ]                                        Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-52886

EASTGATE BIOTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2203-65 Harbour Square | Toronto, Ontario | Canada M5J 2L4

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
Yes [   ]   No [ X ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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
Yes [  ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2014, the last business day of the registrant's most recently completed second quarter, was $6,270,739.  Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of registrant's outstanding common stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of March 31, 2015 was 125,414,792.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EASTGATE BIOTECH CORP.

PART I

Item 1.  Business.

Corporate History

Eastgate Biotech Corp., a Nevada corporation, was organized on September 8, 1999 for the purpose of investigating prospective business opportunities with the intent to acquire or merge with one or more businesses. In March 2002, we changed our corporate name from "Eastgate Acquisitions" to "Talavera's Fine Furniture" in anticipation of making an acquisition. However, the acquisition was not finalized and in November 2006, we changed our name back to "Eastgate Acquisitions".  In October 2007, we changed our name to "Eastgate Acquisitions Corporation" and we continued our search for business opportunities. In November 2014, we amended our Restated Articles of Incorporation to change our name to "Eastgate Biotech Corp".

On May 22, 2012, we finalized a Patent Acquisition Agreement ("Acquisition Agreement") to acquire certain products, formulas, processes, proprietary technology and/or patents and patent applications related to pharmaceutical, nutraceutical, food supplements and consumer health products (collectively referred to as the "Acquired Products").

In anticipation of the Acquisition Agreement, on March 6, 2012 we effected a 7.75:1 forward stock split of our issued and outstanding shares of common stock. Prior to the forward stock split, we had 1.5 million shares of common stock issued and outstanding, which increased to 11,625,000 shares following the split.  All further references herein to our common stock will be on a post-split basis.

In exchange for the Acquired Products and technology, we issued at the closing to the seller, Anna Gluskin and/or her assigns, 10 million shares of common stock on a post-split basis. The closing of the Acquisition Agreement was initially contingent upon realizing financing of $300,000, which was subsequently reduced to $50,000.  At the closing of the Acquisition Agreement Anna Gluskin was appointed our Chief Executive Officer and to our Board of Directors.

In addition to the 10 million shares of common stock issued to the seller, the Acquisition Agreement provided for the issuance of 10 million shares of common stock to other persons in consideration for services rendered and/or monies advanced to Eastgate. Those shares were issued to TGT Investment Management Inc., an entity owned by our current President, for expenses paid prior to the Acquisition Agreement for product development and for services to the company and in connection with finalizing the Acquisition Agreement.

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

Our principal executive offices are presently located at 2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4 and our telephone number is (647) 692-0652.

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

We are presently applying our technology only to known pharmaceutical compounds that have been previously approved by the Food and Drug Administration ("FDA"). Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits a company to apply for FDA approval of a New Drug Application ("NDA") without conducting the full complement of safety and efficacy trials. An applicant under Section 505(b)(2) may use the original filer's information and rely on published studies to demonstrate the safety and effectiveness of the new drug based on a known compound. Because we intend to apply our technology only to previously approved pharmaceutical compounds, we believe that Section 505(b)(2) could possibly be available to us. If we are permitted to use Section 505(b)(2), it would likely decrease requirements for preclinical investigations and clinical testing and accelerate the overall approval time for our products, although there can be no assurance of this.

Some of our proposed products under development are based on existing natural compounds. Many of these proposed products are made of essential oils and plant extracts. Our proposed products comprise excipients listed in the FDA "Inactive Ingredients Guide" that we believe are safe and approved for human consumption. Additionally, we believe that these proposed products can be manufactured using common equipment. We anticipate that we will be able to apply self-emulsifying technologies for development of a variety of pharmaceuticals and natural products for different applications.

In October 2012 our CEO Anna Gluskin contributed to the company the corporate entity Eastgate Pharmaceuticals Inc., a Province of Ontario, Canada corporation, of which Ms. Gluskin was the sole shareholder, officer and director. Thus, Eastgate Pharmaceuticals became and will operate as our wholly owned subsidiary. Initially, we deposited into Eastgate Pharmaceuticals the $100,000 proceeds from a demand promissory note for use by the company.  We anticipate that we may conduct many of our future operations in Canada through the subsidiary.

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

Chylomicrons.  Chylomicrons are lipoprotein particles formed from digested food lipids, created by the absorptive cells of the small intestine. They transport required lipids to the liver, spleen, cardiac and skeletal muscle tissue, where their content is unloaded by the activity of the enzymes.  Chylomicrons have a diameter of 75 to 1,200 nanometers ("nm"). They are released into lymphatic vessels in the small intestine and are then secreted into the bloodstream.

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

In situ.  Describes the process happening in the moment of combining of two different phases or components. Nanoemulsion forms "in situ" after combining of SNEDDS (defined below) and water media without use of any special equipment or application of additional force.

Micelles and polymer-lipid micelles.  A micelle is an aggregate of surfactant molecules, having polar heads and non-polar tails.  A typical micelle in aqueous solution forms an aggregate with the hydrophilic "head" regions in contact with while the hydrophobic tails form the micelle core. The driving force for spontaneous micelle formation is the hydrophobic interaction. Combination of some surfactants, lipidic components and polymeric molecules leads to formation of "polymer-lipid mixed micelles." These mixed micelles demonstrate high drug loading and improved stability

Nanoemulsion.  Nanoemulsion is thermodynamically stable emulsion where two immiscible liquids (water and oil phases) are mixed to form a biphasic system by means of an appropriate surfactants. Nanoemulsion droplet sizes fall typically in the narrow range of 10-200 nm and show narrow size distributions. The use of nanoemulsions as drug carriers show promise for the future of cosmetics, diagnostics, drug therapies, and biotechnology.

Nanoemulsification and self-nanoemulsifying drug delivery system (SNEDDS). Self-microemulsifying drug delivery  (SMEDDS) or self-nanoemulsifying drug delivery sysstems (SNEDDS) are homogenous mixtures of natural or synthetic oils, surfactants and, sometimes, one or more biologically active compounds. During combining of  self-emulsifying composition with aqueous media, such as saliva, blood, gastrointestinal (GI) fluid and other, a fine oil-in-water (o/w) emulsion with average droplets size smaller than 300 nm, usually in range 10-100 nm forms immediately (" in situ" nanoemulsification). Fine oil droplets are absorbed rapidly transmucosally, transdermally or in the gastro-intestinal tract. In contrast to traditional submicron emulsions, SNEDDS are physically stable formulations that are easy to manufacture. Additionally, SNEDDS may improve the rate and extent of drug absorption and pharmacokinetics parameters of lipophilic drugs.

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
●    GLUCORA – soft gelatin capsules with combination of plant extract (standardized Banaba leaf extract, containing 18% of Corosolic acid) and lipoic acid in proprietary self-nanoemulsifying composition.
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

There are several scientific reviews describing the use of self-emulsifying formulations for improvement of solubility and bioavailability of poorly soluble compounds. Referencing a review by He C-X. et al, (2010), at least 40% of new pharmacologically active chemical entities identified by high-throughput screening have a problem with water solubility. Poor water solubility correlates with numerous issues such as impaired bioavailability and increased cost of drug products. Oral administration of poorly water-soluble drugs can result in low drug dissolution rate and poor absorption in the gastrointestinal tract, whereas intravenous administration of such compounds accompanied by adverse effects and toxic reactions as a result of the precipitation and aggregation of poorly soluble drugs. Therefore, efforts have been made to improve the solubility of the drug candidates. The usual formulation strategy is the conversion of a drug into a salt form by pH adjustment, if possible. If the drug is intrinsically insoluble, there are still various strategies available, such as the use of co-solvents, inclusion complexes, nanosuspensions, micelles, liposomes, polymeric nanoparticles, micro- and nanoemulsions or solid dispersions.1

Kohli K. et al. (2010) describes self-emulsifying drug delivery systems as a vital tool in solving low bioavailability issues of poorly soluble drugs. Hydrophobic drugs can be dissolved in these systems, designed for oral administration. When such system is released in the lumen of the gastrointestinal tract, it disperses to form a fine micro- or nanoemulsion with the aid of gastrointestinal fluid. This leads to in situ solubilization of drug that can subsequently be absorbed dominantly via the lymphatic pathway, bypassing the hepatic first-pass effect. This article presents a scientific body of various published reports on diverse types of self-emulsifying formulations with emphasis on their formulation, characterization and in vitro analysis, with examples of currently marketed preparations.2

Chen H. et al., (2011) in the article "Nanonization strategies for poorly water-soluble drugs", discusses the use of nanoemulsions for successful oral, topical and ophthalmic application.3

Our nanoemulsion based delivery platform, when fully developed and approved, can be applicable in several types of dosage forms:

1 He C-X, et.al., (2010) "Microemulsions as drug delivery systems to improve the solubility and the bioavailability of poorly water-soluble drugs" Expert Opinion. Drug Delivery. 7(4) pp. 445-460.
2 Kohli K. et al., (2010) "Self-emulsifying drug delivery systems: an approach to enhance oral bioavailability". Drug Discovery Today 15 (21/22) pp. 958-965.
3 Chen H. et al., (2011) in the article "Nanonization strategies for poorly water-soluble drugs" Drug Discovery Today 16, (7/8) pp. 354-360.

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

3.    Oral solid dosage forms.  Self-microemulsifying compositions for incorporation of poorly soluble compounds, including plant extracts and natural components along with different lipids or essential oils, into gelatin capsules. The capsule dissolves in the stomach and releases a fine emulsion with biologically active components incorporated in small oil droplets. This approach can be used for delivery of a combination of Banaba extract and alpha-Lipoic acid (Glucora™). The mean droplet size of Glucora formulation after dissolution in simulated gastric fluid was found to be about 108 nm.

Proposed Products

Pharmaceutical prescriptions

Intraoral (sublingual) insulin tablet (EGP-1214)

The proposed intraoral insulin tablet will be designed for the treatment of early stages of Type 2 diabetes as well as for pre-diabetes.  EGP-1214 is a compressed tablet containing human recombinant insulin and designed for sublingual administration for transmucosal delivery of the peptide for blood glucose management.

Current research has shown that the administration of insulin at earlier stages of Type 2 diabetes mellitus has positive effects and is now beginning to be included in the standard treatment regimens.  Providing additional exogenous insulin to Type 2 diabetes patients may slow down the rate of pancreas deterioration and improve glycemic control. The gland can respite and the disease progress may decelerate. While the benefits can be significant, some patients are hesitant to introduce injections into their daily routine.  The addition of non-injectable insulin to the anti-diabetes treatment regimen should decrease the reluctance of diabetics to start the early insulin treatment and might have significant benefits in terms of progression of the disease.

We expect that when fully developed and tested, the intraoral insulin tablet may provide a fast and effective insulin administration for patients in need with pre-diabetes and early stages of Type 2 diabetes.

When fully developed, it may be the first intraoral insulin medicine.  In addition to improved quality of life for the people with diabetes, we anticipate increased patient compliance and lower incidence of hypoglycemic events due to lower biopotency when compared to existing treatment with injectable insulin.

We are presently in the research phase of developing the formulation of EGP-1214. There is no assurance that the product will be able to reach proposed results and efficacy or be commercially viable.

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

We are presently in the research phase of developing a chewable Metformin tablet. There is no assurance that the product will be able to reach proposed results and efficacy..

Natural health products

E-drops Nano – nanoemulsion of essential oils combination for oral administration

An innovative combination of essential oils for maintaining urinary system in healthy conditions was discovered by Dr. Enes Hasanagic, who originated a mixture of several essential oils, given orally. E-drops developed by Dr. Hasanagic have become popular in Central and Eastern Europe.

The primary limitation for wide use of this product is a strong astringent taste and some stomach irritation resulting is consumer dissatisfaction.  Using a proprietary technology, we are developing a process that can incorporate the essential oils into a self-nanoemulsifying composition, which forms nanoemulsion when added to water. We believe the resulting nanoemulsion will have a more pleasing taste and will reduce the loss of active components due to adhesion to walls of the cup. We have determined that droplet size of the formed emulsion is around 100 to 200 nm.  The main active ingredient of the E-drops Nano is Juniper extract in form of steam distilled essential oil. According to CFR 21, Juniper essential oil is a Generally Recognized As Safe ("GRAS") material (CFR 21 part 582.20) and mentioned as a component of digestive aid products (CFR 21, § 310.545 part (8)(ii) of FDA HHS). The properties of Juniper extract are described in scientific literature as a diuretic, carminative and digestive aid.1   E-drops Nano has received a Natural Product Number from Health Canada (NPN 80030783).

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

GlucoraTM - soft gelatin capsules with Banaba extract in self-emulsifying formulation for oral administration

We believe that natural products could be a helpful additive to diet and exercise. Several medicinal plants have been studied for potential carbohydrate regulating activity including Lagerstroemia speciosa (Banaba), Eriobotrya japonica (Loquat), Ternstroemia gymnanthera (Japanese Cleyera) and others. One of the bioactive substances found in these plants is Corosolic acid, a sterol type molecule. A study reported in 2006 by Japanese researchers showed that Corosolic acid significantly affects glucose transport across cell membranes.  A distinctive feature of Corosolic acid is not only the stimulation of glucose transport, but also possible suppresses the growth of the fat cells.2  It has been shown in animals that extracts of Lagersrtroemia speciosa activate glucose transport to adipocytes, similar to insulin.3

Animal and human studies as well as in vitro investigations indicate that Banaba leaf extracts demonstrate glucose regulating properties.4  Based on the studies conducted to date, no adverse effects have been reported in animals using either Corosolic acid or standardized Banaba extracts, nor have adverse events been observed or reported in controlled human clinical studies.5

We are developing the GlucoraTM capsules based on self-nanoemulsifying formulation containing Banaba leaf extract and alpha-Lipoic acid. We are presently in the research phase of developing GlucoraTM with the goal of eventually formulating a marketable capsule. There is no guarantee that the product will be able to reach proposed results and efficacy.

URBAN POWERTM:  Ursolic acid and Banaba extract combination in soft gelatin capsule – for oral administration

URBAN POWER™ soft gelatin capsules will contain a combination of Banaba extract (18% Corosolic acid), pure Ursolic acid extracted from Sage and alpha-Lipoic acid. URBAN POWER™ will be based on a proprietary delivery system.

Ursolic acid is a natural compound, present in apple peels and many edible plants. Animal experiments have shown that ursolic acid reduced adiposity and blood glucose in non-obese mice and also reduces total body weight, white fat, glucose intolerance and hepatic steatosis in high fat-fed mice.6

1 Juniper is included in Health Canada monograph http://webprod.hc-sc.gc.ca/nhpid-bdipsn/monoReq.do?id=123&lang=eng (internet link) and other compendial sources:
US PDR for Herbal Medicines (Ed. 1, Medical Economics Company 1999, pp. 918-919)
The Complete Commission E Monographs - Therapeutic Guide to Herbal Medicines Boston 1999, pp. 218-220
British Herbal Compendium, vol. 2  British Herbal Medicine Association, Bournemouth, UK 2006  pp. 237-241
USA – Title 21 in Code of Federal Regulations revision 2000 Part 182.20
2 M. Fukushima et al. / Diabetes Research and Clinical Practice, August 2006, 73(2), pg. 174-177.
3 T. Hayashi, et al., "Ellagitannins from Lagerstroemia speciosa as activators of glucose transport in fat cells", Planta Med. 2002 v.68 pp. 173–175.
4 G. Klein et al. / Antidiabetes and Anti-obesity Activity of Lagerstroemia speciosa,  Evidence- Based Complementary and Alternative Medicines, 2007; 4(4), pp. 401–407.
5 The Review of Natural Products, Wolfers Kluwer Health, Inc., 2004, "Banaba".
6 Kunkel SD,  et al. (2012) "Ursolic Acid Increases Skeletal Muscle and Brown Fat and Decreases Diet-Induced Obesity, Glucose Intolerance and Fatty Liver Disease". PLoS ONE 7(6): e39332. doi:10.1371/journal.pone.0039332, Pages 2-3.

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

None of the company's natural health products contain any new ingredients. All ingredients used in our natural health products are on the list of approved ingredients with the regulatory bodies. The FDA does not require any notification or registration for natural health products or dietary supplements.

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

The steps required before a pharmaceutical product may be marketed in the United States include:

· Preclinical Development

Preclinical development includes laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the efficacy and potential safety of the product. Preclinical safety tests must be conducted by laboratories that comply with government regulations regarding Good Laboratory Practice, or GLP regulations. We plan to conduct and submit the results of preclinical development to the FDA as part of our Investigational New Drug Application ("IND") prior to commencing clinical trials. We may be required to conduct extensive toxicology studies as part of preclinical development.

The results of these evaluations and tests are then submitted to the FDA, together with manufacturing information, analytical data, and protocols for clinical studies, in an IND, to receive an approval from the FDA that the clinical studies proposed under the IND are allowed to proceed.

· Clinical trials

Based on preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective, if not rejected by the FDA, within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the possible mechanism of action, any toxic effects of the compound found in the animal studies and how the product is manufactured. All clinical trials must be conducted in accordance with good clinical practice ("GCP"), regulations. In addition, an Institutional Review Board ("IRB"), generally comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. The IRB also continues to monitor the study. We must submit progress reports detailing the results of the clinical trials to the FDA at least annually. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical trials involve the administration of a new drug to humans, under the supervision of qualified investigators using the protocol approved by the FDA and IRB, to establish the safety and efficacy of the product candidate for the intended use.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but usually not effectiveness.  Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate and confirm clinical efficacy and to test for safety in an expanded patient population at several clinical trial sites in different geographical locations.  Clinical trials need to be conducted in compliance with the FDA's Good Clinical Practice requirements.

After the completion of clinical trials, if there is substantial evidence that the drug is safe and effective, a New Drug Application ("NDA") is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often over 100,000 pages in length.

· NDA Submission

The results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, are submitted to FDA in an NDA to seek approval to market and commercialize the drug product for a specified use. The FDA reviews all submitted NDAs and is governed by the Prescription Drug User Fee Act ("PDUFA") regarding response time to the application, which is generally 12 months (and shorter for a priority application). It may deny a NDA if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional clarifications on the existing application or even additional testing for safety and efficacy of the drug.

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

The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter, or an approvable letter that will likely contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

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

Natural Health Products

Manufacturing of natural health products for human consumption requires compliance with current GMP regulations. Health Canada Natural Health Products Directorate encourages registration of the natural health products in accordance with current regulations and obtaining a Natural Product Number ("NPN"). We have applied for an NPN for each of our proposed nutraceuticals formulations.  Currently we have NPN number for our nanoemulsion formulation for E-drops Nano (NPN 80030783), Vitamin D3 nanoemulsion (NPN 80037273), Hand sanitizer CleanEzze (NPN 80041150), essential oil combination WartsX (NPN 80041153),  vitamin complex Shield-X (NPN 80041141) and Glucora (NPN 80057426).

In the United States, FDA regulates both finished dietary supplement products and dietary ingredients under a different set of regulations than those covering "conventional" foods and drug products (prescription and Over-the-Counter). Under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), the dietary supplement or dietary ingredient manufacturer is responsible for ensuring that a dietary supplement or ingredient is safe before it is marketed.  FDA is responsible for taking action against any unsafe dietary supplement product after it reaches the market. Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements.

For European Union ("EU") countries, Natural Health Products usually can be registered as "food supplements". Essential oils nanoemulsion (E-drops Nano) was successfully registered as food supplement in Latvia (registration No. 10352) and placed into the EU database of registered food supplements. It simplifies and accelerates registration and approval of the product in other EU countries.  We also have received an import license in Uzbekistan to sell E-Drops Nano in that country.

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

Our marketing and sales outline is as follows:

●    A complete review and analysis of the proposed product's market.
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

Initially, we intend to focus on marketing our proposed natural health products and on establishing distribution networks.  We intend to market products as they become ready for sale, including satisfaction of any regulatory requirements.  Initially during the next twelve months, we plan to market only natural products and hope to add new natural products during the next three years. Presently, we do not completed development of any proposed products for commercial marketing. Those products that we believe may be marketable in the next twelve months include the following:

●    E-drops Nano
●    Vitamin D3
●    CleanEzze
●   V-Cleanzz

●    WartsX
●    GlucoraTM
●    URBAN POWERTM
●    PURALENTM

Our plan is to provide either a finished product or product in bulk to distributors with regulatory support in order to register the product within specific jurisdictions.  In December 2012, through our wholly owned subsidiary Eastgate Pharmaceuticals Inc., we engaged Mediq Dansmark A/S to market four of our natural products, Vitamin D3, V-Cleanzz, CleanEzze and WartsX. Mediq distributes throughout Scandinavia and approximately 14 countries throughout Europe.  The agreement provides that delivery of product will be made against purchase orders issued by Mediq. The company shall acknowledge Mediq's purchase orders within ten business days after receipt, including the requested deliver date.  Mediq will endeavour to place orders in minimum volume of 5,000 units per order.

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

Manufacturing

We intend to use third party manufacturers for our products.  Currently we have a signed agreement with Nutralab Ltd. (Markham, Ontario) to manufacture several of our products, such as E-Drops Nano, PURALEN, vitamin D3, Glucora in soft gelatin capsules and URBAN POWER soft gelatin capsules. The initial batch of 9,000 bottles of E-drops Nano was successfully manufactured, packaged and labeled at Nutralab Ltd. in full compliance with GMP requirements. The agreement was assigned to us by NanoEssential Ltd. as part of the Acquired Products.

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

We have one US patent application for nanoemulsion for oral administration of essential oils (application # 2013/0029978 A1 Medicinal Compositions And Method For Treatment Of Urinary Tract Infections). Several patent applications are in preparation and will be filed in 2015 or 2016 after obtaining of supporting animal experimental data, provided we have sufficient funding.

We recently expanded our new pharmaceutical product development to include biologically active peptides and proteins that will address diabetes, obesity and the metabolic syndrome. In order to protect our innovative approaches and know-how relating to this product development, our scientists in 2014 filed two provisional patent applications:

•	US 61/947,678, Pharmaceutical Composition for Transmucosal Delivery, and

•	US 61/947,698, Treatment of Diabetes and Metabolic Syndrome.

These patent applications relate specifically to intraoral insulin formulation. Our sub-micron self-emulsifying platform technology was applied for the development of alternative dosage form of known large biologically active molecules. These technological approaches have demonstrated effectiveness and resulted in the diversification of drug delivery products. As a result, the development of a sublingual insulin tablet designed for intraoral insulin absorption (not GI-tract delivery) has demonstrated substantial progress.

We will continue to file additional patent applications in order to bolster the intellectual property and know-how of the intraoral insulin tablet and platform technology.

Our two other patent applications relate to an intraoral Lorazepam Spray for treatment of acute seizures:

•	PCT/CA2014/000126, Pharmaceutical Composition for Transmucosal Administration of Benzodiazepines, and

•	PCT/CA2014/000127, Pharmaceutical Composition For Enhanced Transmucosal Administration of Benzodiazepines

We plan to expand our patent portfolio for this indication.

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

We also rely on technological know-how, composition's trade secrets and other unpatented proprietary information. We will seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors and collaborators.

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

Intraoral (sublingual) insulin tablet

We believe that currently there are no intraoral tablets containing insulin that are approved for the blood glucose management of people with pre-diabetic conditions and/or early stages of Type 2 diabetes.
However, there exist a large number of other types of products that address blood glucose management, both approved and in the development pipeline.    These include a number of injectable insulins and analogs and inhalable insulin medicine as well as numerous oral anti-diabetic drugs in form of tablets, capsules injections, designed to regulate the concentration of glucose in the blood.  Our intraoral tablet, when developed, will be indirectly competing with all existing treatments.

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

Research and Development

Following the acquisition of the Acquired Products in 2012, we expended $840,240 and $132,092 during 2014 and 2013 fiscal years on research and development. It is our goal to conduct our research programs as necessary funds are available. The specific requirements for our various product candidates are as follows:

Pharmaceutical prescriptions
●    EGP-1214, an intraoral insulin tablet.
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
●    GlucoraTM
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

Our business plan is to market only natural products in the first fiscal year and add additional new natural products each fiscal year for at least the first three years.  The estimated cost of development using our self-emulsifying vehicle delivery system is approximately $200,000 to $500,000 for each product. Our plan is to first complete development of E-drops Nano and PURALEN, followed by Vitamin D3, Glucora, WartsX, CleanEzze, V-Cleanzz and Urban Power. We have not made a determination as to the next natural products that we will concentrate efforts, although future development will depend primarily on available funds.

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

Employees

We currently employ 4 full time employees and 1 part time employee. At the present time our full time employees are only for administration and laboratory work. We do not expect that we will be able to commit to compensate our management on a regular basis until our cash flow improves. Our directors and officers are devoting their full time to the company in developing our products and business development as consultants.

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

Properties

On July 1, 2012 we entered into a lease agreement with a related party for office space. The lease has a term of 60 months and shall expire June 30, 2017. On October 31, 2012 we entered into a lease agreement for laboratory facilities and office space. The lease has a term of 55 months and shall expire May 31, 2017. Our combined lease obligations are $94,944 for 2015, $94,944 for 2016 and $42,570 for 2017.

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
Our independent auditors include a modification in their report to our financial statements expressing that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 2 to the December 31, 2014 financial statements states that we have not established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  In order to continue as a going concern, we need, among other things, to secure additional capital resources to meet our operating expenses, which we plan to obtain from management and by seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an "emerging growth company" pursuant to the provisions of the JOBS Act. Please read "Summary—Emerging Growth Company Status."

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

At March 31, 2015, we had cash on hand of $17,441. These funds were primarily secured from a private placement of our securities in the amount of $250,000 completed in December 2014.  Management estimates that we will require approximately an additional $5,000,000 over the next twelve months to fully implement our current business plan.  We expect to incur numerous expenses in our efforts to develop and eventually commercialize our proposed products. There is no assurance that we will be able to secure necessary financing, or that any financing available will be available on terms acceptable to us, or at all.  Also, any additional offerings of our common stock will dilute the holdings of our then-current stockholders. If necessary, our directors or other stockholders may agree to loan funds to the company, although there are no formal agreements to do so.  If we are unable to raise sufficient capital, we would not be able to continue our product development and we would likely have to curtail operations.

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

We have certain pending patent applications with the United States Patent and Trademark Office, specifically on our E-drops Nano, intraoral insulin tablet and anticonvulsant oral spray. We may not be successful in securing final patents on these or other products or be able to maintain or extend the patents if necessary. There can be no assurance that any patents issued to us will not be challenged, invalidated, infringed on or circumvented, or that the rights granted thereunder will provide competitive advantages to us.

If we fail to obtain necessary regulatory approvals, we may not be allowed to commercialize our proposed products and we will not generate revenues.

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research, development and testing.  Our research and clinical approaches may not lead to products or drugs that the U.S. Food and Drug Administration ("FDA") considers safe for humans and effective for indicated uses. The FDA may require us to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

If we are unable to rely upon the FDA's accelerated approval process for certain pharmaceutical products, our plans to market some or all of our proposed pharmaceutical products may be jeopardized severely.

We intend to rely upon Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to obtain approval for certain pharmaceutical products without conducting the full complement of safety and efficacy trials mandated by the FDA. Section 505(b)(2) is available for drugs that are similar or equivalent to ones already approved by the FDA.  An applicant may use an original filer's information and rely on published studies to demonstrate the safety and effectiveness of a new drug based on a known compound. This could possibly decrease requirements for preclinical investigations and clinical testing, accelerate the clinical approval process, shorten the time to market, and simplify the steps of the product development process. Initially, we intend to apply our technology only to known compounds previously approved by the FDA. Thus, we believe that Section 505(b)(2) could be available to us, which would likely decrease requirements for preclinical investigations and clinical testing and accelerate the overall approval process for our products. There can be no assurance that any of our proposed products will qualify for 505(b)(2) approval, or that we will be successful in completing the shortened approval process for any pharmaceutical product.  Our inability to rely upon Section 505(b)(2) would significantly increase development expenses and approval time for our proposed products, which would negatively affect our business plan and our ability to ultimately market our proposed products.

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

Our products, upon development and commercialization will compete with existing and new therapies and treatments. Numerous pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and non-profit organizations are engaged in the development of alternatives to our technologies. Most all of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Collaborations or mergers between large pharmaceutical or biotechnology companies with competing drug delivery technologies could enhance our competitors' financial, marketing and other resources. Developments by other drug delivery companies could make our products or technologies uncompetitive or obsolete. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

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

As a public company subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act,") we incur significant legal, accounting and other expenses.  The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, require changes in corporate governance practices of public companies. We expect these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create new board committees, implement additional internal controls and disclose controls and procedures, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

The recently enacted JOBS Act reduces certain disclosure requirements for "emerging growth companies," thereby decreasing related regulatory compliance costs. We qualify as an emerging growth company as of the date of this report and may continue to qualify as an "emerging growth company" for up to five years. However, we would cease to qualify as an emerging growth company if:

●    we have annual gross revenues of $1.0 billion or more in a fiscal year;
●    we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or
●    we become a "large accelerated filer", defined by the SEC as a company with a world-wide public float of its common equity of $700 million or more.
Upon the occurrence of any of the above, we would not be able to take advantage of the reduced regulatory requirements and any associated cost savings.

Risks Relating to the Market for Our Common Stock

Our common stock was recently cleared to trade in the over-the–counter market and there can be no assurance that an active public market will develop or that our common stock will continue to be quoted for trading.

Our common stock was initially cleared to be quoted on the middle tier of the OTC Markets Group, Inc. (the "OTCQB") under the trading symbol "ESAQ" in March 2014 and under the trading symbol "ETBI" in December 2014.  Inclusion on the OTCQB permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby.  In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares would be jeopardized.

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

There may be only a limited public market for our common stock and there can be no assurance that an active trading market will develop or continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or at all. Our common stock has likely to experience in the future significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

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

Our stock price is below $5.00 per share and is treated as a "penny stock", which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as "penny stock" under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

●    broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;
●     broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;
●     broker-dealers must disclose current quotations for the securities;
●     if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and
●     a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer's account and information on the limited market in penny stocks.
Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder's ability to sell their shares.

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

Any trading market could be restricted because of state securities "Blue Sky" laws that prohibit trading absent compliance with individual state laws.

Transfer of our common stock may be restricted under the securities laws promulgated by various states and foreign jurisdictions, commonly referred to as Blue Sky laws. Individual state Blue Sky laws could make it difficult or impossible to sell our common stock in those states. A number of states require that an issuer's securities be registered in their state, or appropriately exempted from registration, before the securities can trade in that state.  We have no immediate plans to register our securities in any particular state. Absent compliance with such laws, our common stock may not be traded in such jurisdictions.  Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

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

Effective voting control of our company is held by our officers and directors.

Approximately 57.5% of our outstanding shares of common stock are held by our directors and officers. In particular, Anna Gluskin, our CEO and director, owns 15,193,688 shares and Rose Perri, our President, owns 19,792,394 shares, which represent 10.6% and 13.8% of our outstanding shares, respectively. Our officers and directors have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together have the ability to control all matters requiring stockholder approval, including the election of directors and approval of other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

Our articles of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of the actions described in the preceding paragraph could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

In the event we issue additional common stock in the future, current stockholders could suffer immediate and significant dilution, which could have a negative effect on the value of their shares.

We are authorized to issue 450 million shares of common stock, of which 324,585,208 shares are unissued. Included in this number are 25,418,525 shares reserved for issuance upon the exercise of warrants and 10,375,000 shares reserved for issuance upon the exercise of options. Our board of directors has broad discretion for future issuances of common stock, which may be issued for cash, property, services rendered or to be rendered, or for several other reasons. We also could possibly issue shares to make it more difficult or to discourage an attempt to obtain control of the company by means of a merger, tender offer, proxy contest, or otherwise. For example, if in the due exercise of its fiduciary obligations the board determines that a takeover proposal was not in the company's best interests, unissued shares could be issued by the board without stockholder approval. This might prevent, or render more difficult or costly, completion of an expected takeover transaction.

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

We have 25,418,525 warrants and 10,375,000 options outstanding as of March 31, 2015.  There are no other options, warrants or other rights outstanding to purchase our common stock.  Management could decide in the future to issue additional convertible securities, such as funding instruments or incentive options to key employees. The issuance of new convertible securities and/or the exercise of outstanding options or convertible securities would further dilute the interests of all of our existing stockholders. Future resale of common shares issuable on the exercise of convertible securities may have an adverse effect on the prevailing market price of our common stock. Furthermore, holders of convertible securities may have the ability to exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

As an "emerging growth company," we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Item 4.  Mine Safety Disclosures

       Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock was initially cleared to be quoted on the OTCQB under the trading symbol "ESAQ" in March 2014 and under the trading symbol "ETBI" in December 2014.  Prior to March 2014, there was no public market for our common stock.  There can be no assurance that a sustainable public trading market will develop for our common stock.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2014
Quarter Ended	High	Low
December 31, 2014	$0.09	$0.25
September 30, 2014	$0.50	$0.50
June 30, 2014	$0.65	$0.05
March 31, 2014	$0.00	$0.03

On March 30, 2015, the closing bid quotation was $0.03.

Holders of Record

On March 30, 2015, there were approximately 122 stockholders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during either of the two most recent fiscal years and have no current intention to pay any cash dividends.  Our ability to pay cash dividends is governed by applicable provisions of Nevada law and is subject to the discretion of our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

There were no unregistered securities sold by us during the year ended December 31, 2014 and the quarter ended March 31, 2015 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K except as set forth below.

In November 2014, the Company issued 3,000,000 shares of common stock to a consultant for services rendered at the price of $0.03 per share.

In January 2015, the Company issued 8,146,225 Units of its securities to officers and consultants in satisfaction of $325,849 of accrued liabilities at the price of $0.04 per share.  Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.04 per share.     As a result of this transaction, the Company issued 8,146,225 shares of common stock and 8,146,225 warrants to purchase our common stock.

In January 2015, the Company issued a total of 3,700,000 shares of common stock to consultants for services rendered at the price of $0.035 per share.

In February 2015, the Company issued a total of 15,250,000 shares of common stock to employees and consultants for services rendered at the price of $0.0286 per share.

In February 2015, the Company issued a total of 10,375,000 options to purchase shares of common stock to employees and consultants as compensation at the price of $0.0286 per share.  The total fair value of the options at the date of the grant was $201,619.  The options vested immediately and a charge of $201,619 was recorded as of grant date.  The fair value was estimated using the Black-Scholes option pricing model, taking into account the grant date exercise price of $0.0286, an expected life of the option of 2.5 years, an expected volatility of 211.1%, expected dividends on the stock of 0 and the risk-free interest rate for the term of the option of  1.02%.

In March 2015, the Company issued a total of 8,683,333 shares of common stock to consultants for services rendered at the price of $0.033 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2014:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	0	$--	16,900,000

Equity compensation plans not approved by security holders	--	$--	--

Total	0	$--	16,900,000

Item 6.  Selected Financial Data.

Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

We currently have limited assets and/or capital and limited operations. Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder and limited amount of equity funds raised. The advances from stockholders are evidenced on our financial statements as payable- related party. We require only minimal capital to maintain our corporate viability, although upon the commencement of registration process of our products our financial requirements will increase significantly. In the interim, additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to complete the registration of Products or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Forward Looking and Cautionary Statements
This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Balance sheet

Cash

At December 31, 2014 the company had $286,481 of cash on hand an increase of $286,023 from the December 31, 2013 balance of $458.  The increase is entirely the result of a $325,000 equity raise that closed in December 2014.

Sales tax receivable

At December 31, 2014 the company had $53,208 of sales tax receivable an increase of $53,208 from the December 31, 2013 balance of $0. The Company recovers sales tax paid, for which returns are filed on annual basis. Sales tax recoverable is a result of sales tax paid on eligible expenses.
Property and equipment net of amortization

At December 31, 2014 the company had $143,246 of equipment, net of accumulated depreciation. This was an increase of $71,949 from the December 31, 2013 balance of $71,297.  During the year ended December 31, 2014 the company purchased $99,823 of equipment to be used in research and development. During the year ended December 31, 2014 the company amortized equipment for $27,874 resulting in the balance of $143,246 net of amortization at December 31, 2014. During the year ended December 31, 2013 the company acquired $85,816 of equipment to be used in research and development. During the year ended December 31, 2013 the company amortized this equipment for $14,519 resulting in the balance of $71,297 net of amortization at December 31, 2013.
Accounts payable and accrued liabilities
At December 31, 2014 accounts payable and accrued liabilities was $299,099, a decrease of $122,340 from the December 31, 2013 balance of $421,439. As a result of the limited equity raise and the ongoing advances from related party the company managed to slightly reduce accounts payable and accrued liabilities from the previous year.
Accounts payable related party
The balance at December 31, 2014 of $388,675 decreased by $571,325 from the $960,000 balance at December 31, 2013. The balance represents accrued unpaid wages to management. During the current year ended December 31, 2014 management converted their December 31, 2013 unpaid wages of $960,000 to common stock of the company at the market rate at the time of conversion. The $388,675 balance at December 31, 2014 represents accrued unpaid wages recorded during the year ended December 31, 2014. The December 31, 2013 balance of $960,000 represents accrued and unpaid wages for the entire year ended December 31, 2013 to management. During the year ended December 31, 2013 and December 31, 2012 no wages were paid to management.

Deferred rent
The balance at December 31, 2014 of $4,200 increased by $4,200 from the $ 0 balance at December 31, 2013. The balance represents rent during the term of the lease on a straight line basis.

Capital lease obligation.

The balance at December 31, 2014 of $ 0 decreased by $24,380 from the $24,380 balance at December 31, 2013. The capital lease was fully paid on August 1, 2014.  On January 4, 2013 the company entered into a capital lease agreement to purchase equipment. The lease had a term of 19 months starting January 4, 2013 with the final payment due on August 1, 2014. The lease specified a monthly payment of $3,600. The lease required minimum lease payments of $68,400 over the term of the lease. The lease was initially recorded at $63,543, which is the present value of the minimum lease payments (less no executor cost) using the company's incremental borrowing rate at that time of 10%. During the twelve months ended December 31, 2014 and December 31, 2013 the company paid principal of $24,380 and $39,163 against the capital lease obligation and corresponding interest payment of $820 and $4,037 respectively, leaving an amount owing at the end of the period of $ 0.

Notes payable related party

The balance at December 31, 2014 of $1,006,391 increased by $108,282 from the $898,109 balance at December 31, 2013. During the year ended December 31, 2014 the company financed operations by equity raises totaling $1,546,500. During the year ended December 31, 2014 the CEO and the current President advanced the company cash of $190,880 and were repaid $87,536 of advances made. In addition during this period they paid $4,938 of expenses on behalf of the company. This accounts for the increase in notes payable related party for the year ended December 31, 2014 of $108,282.

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

Accrued interest related party

The balance at December 31, 2014 of 182,845 increased by $87,841 from the $95,004 balance at December 31, 2013. The interest is not compounded. The interest for the current year of $87,841 increased from the previous year's interest of $59,849 by $27,992.  The increase in interest for the year is a result of two factors.  The related advances have increased by 12% and also the opening related party advance of $ $898,109 for the current year was outstanding for the entire 12 months whereas in the previous year it was outstanding for less than 12 months.

The balance at December 31, 2013 of $95,004 increased by $59,849 from the $35,155 balance at December 31, 2012. The interest is not compounded. The increase in interest for the year end Dec 31, 2013 was a result of the large increase in the notes payable during the year ended December 31, 2013 of $449,006.

Preferred Stock

In November 2014 we amended our Restated Articles of Incorporation to increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock par value $0.00001.  At December 31, 2014 there were no preferred shares issued.

Common Stock

In November 2014 we amended our Restated Articles of Incorporation to increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock

At December 31, 2014 there were 89,635,234 shares of common stock issued out of the authorized 450,000 common shares an increase of 58,010,234 from the December 31, 2013 balance of 31,625,000.  Of this increase 44,379,606 common shares were issued to pay expenses of consultants for financing, research and development, business development and management. In addition 321,628 common shares were issued in exchange for debt and 13,309,000 common shares were issued in equity raises.

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
Additional paid-in Capital
At December 31, 2014 the balance of additional paid in capital was $5,957,771 and increase of $5,822,887 from the December 31, 2013 of $134,884. Of this increase $4,174,065 resulted from the 44,379,606 common shares issued to pay expenses of consultants for financing, research and development, business development and management. In addition $80,404 resulted from the 321,628 common shares issued in exchange for debt and $1,548,367 resulted from the 13,309,000 common shares issued in equity raises.
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
Subscription payable
The balance at December 31, 2014 of $ 0 decreased by $2,000 from the $2,000 balance at December 31, 2013. In December 2013 the company received $2,000 as a deposit for the purchase of the company's common stock.
Accumulated other comprehensive income
The company has a 100% owned subsidiary in Canada. In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations. This translation adjustment is maintained in the consolidated statement of stockholders' equity. The balance at December 31, 2014 was $15,268, which is an increase of $15,121 from the December 31, 2013 balance of $147.
Results of Operations
We have not recorded any revenues since inception. During the year ended December 31, 2014, our net loss was $4,907.686, compared to a net loss of $1,720,316 for the year ended December 31, 2013. The increased loss for 2014 of $3,187,370 was due to the increase in operating expenses to prepare the products to market.  The individual expense explanations are detailed below.
Sales
We have not recorded any revenues since inception. The company expects to have sales starting in 2015 as a result of the intellectual property acquired in 2012 and the further development of these new products. The company will be in a position to market these products after completing equity financing in 2015.
Operating Expenses
Professional fees
During the year ended 2014, professional fees were $177,679 an increase of $125,155 from $52,524 for the comparative year ended December 31, 2013. The 2014 professional fees include the cost of patent applications which has resulted from the company's success in our research and development of our products.
Research and development
The Company has continued to be committed to moving forward with research and development. During the year ended December 31 2014 research and development expenses increased by $708,148 to $840,240 from the December 31, 2013 expense of $132,092. This large increase has resulted in advancing the products to the registration and licensing stage. The company is now in discussions with several countries regulatory agencies regarding the registration process for our products. The company is all in discussions with several pharmaceutical companies regarding licensing our products in different territories.
General and administrative
The company incurred $3,724,648 of general and administrative expenses for the year ended December 31, 2014. This is an increase of $2,278,736 from the $1,445,912 recorded in the year ended December 31, 2013. Of this increase $2,643,796 is a result of expenses incurred through consultants for business development, financing and management. This represents 90% of the increase in general and administrative expenses, the remaining 10% of the increase can be attributed to increase in office and rent expenses 8%, travel expense 1.5% and other expenses of 0.5%.

Marketing and Selling
The company incurred $76,240 of marketing and selling expenses for the year ended December 31, 2014. This is an increase of $50,686 from the $25,554 of expenses recorded in the year ended December 31, 2013. The company increased our presence at trade shows to develop relationships with distributors.  The increase in trade show expense in 2014 was $23,795.  In addition to the increase in trade show expense the company increased the expenses paid to marketing consultants by $26,891.
Interest expense
Interest expense of $88,879 for 2014 increased by $24,645 from $64,234 for 2013. Interest expense is primarily attributed to an increase in loans from stockholders. The increase in interest expense is attributed to the increase in loans from stockholders during the period. Since May 22, 2012 the operations of the company has been partially financed by loans from shareholders. During this period these loans have increased from $449,103 at December 31, 2012 to $898,109 at December 31, 2014 and $1,006,391 at December 31, 2014.
Liquidity and Capital Resources
At December 31, 2014 the company had a working capital deficit of $1,594,729 which is a decrease of $803,745 from the December 31, 2013 deficit balance of $2,398,474. The decrease is the result of an increase in cash at December 31, 2014 of $286,023 as a result of an equity raise which closed in late December 2014, and also the result of management converting unpaid remuneration at December 31, 2013 to common stock in the year ended 2014.
Expenses incurred during 2014 and 2013 have been paid for by related parties including our current CEO and current President as well as through several small equity raises. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholders and equity raises to pay expenses until such time as we can generate sufficient cash flows to pay our ongoing operational costs. There is no assurance that the company will continue to obtain equity raises before the company develops revenue sources with sufficient cash flow to pay expense.
In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.
At December 31, 2014, we had a stockholders' deficit of $1,398,275 compared to a stockholders' deficit of $2,327,177 at December 31, 2013. The decrease of $928,902 in stockholders' deficit is primarily attributed to the fact that a great deal of the companies expense in the year ended 2014 have been paid for with the issue of common stock as reflected by the large increase in additional paid in capital.
We believe we have sufficient funds to carry on general operations for the next three months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to proceed with our development of the Acquired Products. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000.
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
Net Operating Loss
We have accumulated a net operating loss carryforward of approximately $2,875,099 as of December 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2032.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently has no operations.
Critical Accounting Policies
Nature of Business
Eastgate Biotech Corp. was organized on September 8, 1999, under the laws of the State of Nevada. The company is a development stage company which has limited history of operations is engaged in the research and development of drug delivery innovations for developing of improved novel formulations and alternative dosage forms of existing biologically active molecules.  During the year ended December 31, 2012 the company formed Eastgate Pharmaceuticals, Inc. as a wholly-owned subsidiary of the company.
Principles of Consolidation
The consolidated financial statements include the accounts of Eastgate Biotech Corp. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Development Stage company
The accompanying consolidated financial statements have been prepared in accordance with the provision of FASB ASC Topic 915, Development Stage Entities."
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
Income Taxes
The company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The company's predecessor operated as entity exempt from Federal and State income taxes.
ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Earnings (Loss) per Share
The company has adopted ASC 260, "Earnings Per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
The company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.
Comprehensive Loss
Other comprehensive loss, which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholder's Equity.
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
Recent Accounting Pronouncements
The company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the company's financial position or statements.

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
Item 8.  Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2014 and 2013 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, LLC., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eastgate Biotech Corp.

We have audited the accompanying consolidated balance sheets of Eastgate Biotech Corp. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Biotech Corp. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $7,372,210, has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 31, 2015

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporations)

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2014	2013

ASSETS
Current
Cash	$286,481	$458
Sales tax recoverable	53,208	-

Total current assets	339,689	458

Other assets
Property & Equipment, net	143,246	71,297

Total other assets	143,246	71,297

Total assets	$482,935	$71,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$299,099	$421,439
Accrued liabilities related party	388,675	960,000
Deferred rent	4,200	-
Capital lease obligation	-	24,380
Accrued interest - related parties	182,845	95,004
Notes payable - related parties	1,006,391	898,109

Total current liabilities	1,881,210	2,398,932

Long term liabilities
Capital lease obligation long term	-	-

Total long term liabilities	-	-

Total Liabilities	1,881,210	2,398,932

Committments and Contigencies	-	-

Stockholders' equity (deficit)
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value no shares issued at December 31, 2014 and December 31, 2013	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value 89,635,234 and 31,625,000 shares issued and outstanding at December 31, 2014 and December 31, 2013 respectively	896	316
Additional paid-in capital	5,957,771	134,884
Subscription payable	-	2,000
Accumulated other comprehensive income	15,268	147
Accumulated deficit	(7,372,210)	(2,464,524)

Total stockholders' Equity (Deficit)	(1,398,275)	(2,327,177)

Total liabilities and stockholders' equity (deficit)	$482,935	$71,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporations)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$-	$-

Cost of goods sold	-	-
	-	-

Gross (loss) profit	-	-

OPERATING EXPENSES

Professional fees	$177,679	52,524
Research & development	840,240	132,092
General and administrative	3,724,648	1,445,912
Marketing and selling	76,240	25,554

	4,818,807	1,656,082

LOSS FROM OPERATIONS	(4,818,807)	(1,656,082)

Other items
Interest expense	(88,879)	(64,234)

Total other items	(88,879)	(64,234)

LOSS BEFORE INCOME TAXES	(4,907,686)	(1,720,316)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,907,686)	$(1,720,316)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	49,526,133	31,625,000

COMPREHENSIVE LOSS
A summary of the components of
other comprehensive loss for the
periods ended is as follows:

Net Loss	(4,907,686)	(1,720,316)

Other Comprehensive Loss - foreign currency translation	15,121	147

Comprehensive Loss	$(4,892,565)	$(1,720,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation
Statements of Stockholders' Equity (Deficit)
						Deficit
					Accumulated	Accumulated	Total
			Additional		other	During the	Stockholders'
	Common Stock		Paid-In	Subscription	comprehensive	Development	Equity
	Shares	Amount	Capital	Payable	income	Stage	(Deficit)

Balance, December 31, 2012	31,625,000	$316	$134,884	-	$-	$(744,208)	$(609,008)

Subscription payable				2,000			2,000
Translation adjustment					147		147
Net loss for the year ended December 31, 2013	-	-	-		-	(1,720,316)	(1,720,316)

Balance, December 31, 2013	31,625,000	$316	$134,884	2,000	$147	$(2,464,524)	$(2,327,177)

Shares issued in conversion of accrued compensation	25,167,355	252	834,377				834,629
Shares issued for services	10,322,233	103	1,477,776				1,477,879
Shares issued in conversion of accrued accounts payable	819,246	8	114,351				114,359
Private placement (shares & warrants issued for cash)	13,309,000	133	1,548,367	(2,000)			1,546,500
Shares and warrantss (units) issued for accrued compnesation	7,392,400	74	1,848,026				1,848,100
Tranlation adjustment					15,121		15,121
Stock issued for placement services	1,000,000	10	(10)				-
Net loss for the period ended December 31, 2014						(4,907,686)	(4,907,686)

Balance December 31, 2014	89,635,234	896	5,957,771	-	15,268	(7,372,210)	(1,398,275)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporations)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,907,686)	$(1,720,316)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party	4,937	81,584
Common stock issued for services	1,477,879	-
Depreciation	27,875	14,519

Changes in operating assets and liabilities:
Accrued interest	87,840	59,849
Prepaid asset	-	4,500
Accounts payable	47,363	192,189
Accrued liabilities related party	2,069,912	960,000
Sales tax recoverable	(56,054)	-
Long term deposit
Deferred rent	4,425

Cash flows used from operating activities	(1,243,510)	(407,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(99,823)	(22,273)

Cash flows used from investing activities	(99,823)	(22,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(24,380)	(39,163)
Proceeds from notes payable related party	190,880	367,422
Payments on notes payable related party	(87,536)	2,000
Common stock issued for cash	1,546,500

Cash flows provided by financing activities	1,625,464	330,259

NET INCREASE (DECREASE) IN CASH	282,131	(99,689)
Effect of foreign currency translation adjustments	3,892	147

Cash, beginning of the period	458	100,000

Cash, end of the period	$286,481	$458

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,175	$4,386

Non Cash Financing activities:
Property & equipment purchased under capital lease obligation	$-	$63,543
Common stock issued to convert liabilities	$2,797,088	-
Common stock issued - subscription payable	$2,000	-
Common stock issued for placement fees	$10	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Eastgate Biotech Corp. (The Company) was organized on September 8, 1999, under the laws of the State of Nevada. The Company is a development stage company which has limited history of operations is engaged in the research and development of drug delivery innovations for developing of improved novel formulations and alternative dosage forms of existing biologically active molecules.  During the year ended December 31, 2012 the Company formed Eastgate Pharmaceuticals, Inc. as a wholly-owned subsidiary of the Company.

Principles of Consolidation
The consolidated financial statements include the accounts of Eastgate Biotech Corp. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company
The accompanying consolidated financial statements have been prepared in accordance with the provision of FASB ASC Topic 915, Development Stage Entities."

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

EASTGATE BIOTECH CORP
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2014	2013

Income tax expense at statutory rate	$(1,913,997)	$(670,860)
Contributed services
Stock issued for services	576,373	-
Depreciation and amortization	10,871	5,662
Change in valuation allowance	1,326,753	665,198
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2014	2013

NOL carryover	$2,875,099	$961,102
Valuation allowance	(2,875,099)	(961,102)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $5,724,776 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Earnings (Loss) per Share
The Company has adopted ASC 260, "Earnings Per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has 17,272,300 and 0 potentially dilutive securities, comprised of warrants issued as of Decemeber 31, 2014 and  2013, respectively.

Comprehensive Loss
Other comprehensive loss, which includes only foreign currency translation adjustments, is shown in the Statement of Operations.

EASTGATE BIOTECH CORP.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has evaluated all other recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company's financial position or statements.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $7,372,210 as of December 31, 2014.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

During the year ended December 31, 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of  $4,938,  advanced cash to the Company of $190,880 and the Company made payments on the notes payable of $87,536. During the year ended December 31, 2013 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $81,584, advanced cash to the Company of $367,422.  As of December 31, 2014 and 2013, the Company owed $182,845 and $95,004 of accrued interest to related parties, respectively, resulting from interest expense of $88,879 and $59,848, respectively.

EASTGATE BIOTECH CORP.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Officer Compensation
In the year ended December 31, 2014 the Company recorded executive compensation expense to the CEO of $359,749 which was recorded in accrued liabilities-related party.  In addition, services provided by other officers and management of the Company amounting to an expense of $1,382,207 was recorded in accrued liabilities related party. Some of the balances accumulated in accrued liabilities related party totaling $2,313,281 were converted to common stock at the then prevailing market price ranging from $0.032 to $0.25 per share leaving a balance of $388,675 at December 31, 2014.  In the year ended December 31, 2013 the Company recorded compensation expense to the CEO of $216,000 which is recorded in accrued liabilities related party.  In addition, services provided by other officers and management of the Company amounting to an expense of $744,000 was recorded in accrued liabilities related party.

Lease payable – related parties
The Company has entered into a lease agreement on July 1, 2012 for the use of operating space owned by our President, which expires on June 30, 2017.  The lease agreement is for the use of the office space at a monthly rate of approximately $3,171 per month.  (See Note 6.)

NOTE 4 – PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION

On January 4, 2013 the Company entered into a capital lease agreement to purchase equipment. The lease had a term of 19 months starting January 4, 2013 with the final payment due on August 1, 2014. The lease specified a monthly rate of $3,600. The lease required minimum lease payments of $68,400 over the term of the lease. The lease was initially recorded at $63,543, which is the present value of the minimum lease payments (less no executor cost) using the Company's incremental borrowing rate of 10%. During the twelve months ended December 31, 2013 the Company paid principal of $39,163 against the capital lease obligation and corresponding interest of $4,037, leaving an amount owing at the end of the period of $24,380. This balance was repaid in full during fiscal 2014 that included $820 in interest.

During the twelve months ending December 31, 2014, the Company purchased additional equipment for cash of $99,823. The estimated useful life of equipment purchased during the year ended December 31, 2014 is 5 years. During the twelve months ending December 31, 2013, the Company purchased additional equipment for cash of $22,273. The estimated useful life of all equipment purchased during the year ended December 31, 2013 is also 5 years. Depreciation expense of $27,874 and $14,519 was recorded during the year ended December 31, 2014 and December 31, 2013, respectively, which leaves a net balance in Property & Equipment of $143,246 and $71,297 at December 31, 2014 and December 31, 2013, respectively.

The costs and accumulated depreciation of property and equipment are summarized as follows:

	December 31,	December 31,
	2014	2013

Lab Equipment	$185,639	$85,816
Less: Accumulated Depreciation	(42,393)	(14,519)
Property and Equipment, Net	$143,246	$71,297

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable
The Company recovers sales tax paid, for which returns are filed on annual basis. At December 31, 2014, $53,208 was claimed as recoverable compared to the December 31, 2013 balance of $0.  Sales tax recoverable is a result of sales tax paid on eligible expenses.

EASTGATE BIOTECH CORP.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease
The Company has assumed a lease agreement from a company controlled by the CEO on October 31, 2012 for the use of operating space owned by a third party, which expires on May 16, 2017.

The Company has entered into a lease agreement on July 1, 2012 for the use of operating space owned by President, which expires on June 30, 2017.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of December 31, 2014 are as follows:

Year	Amount

2015	$94,944
2016	94,944
2017	42,570
Thereafter	0
Total Minimum Lease Payments	$232,458

Lease expense amounted to $123,319 and $69,984 for the years ended December 31, 2014 and 2013, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

NOTE 7 – STOCKHOLDERS' EQUITY

On September 15, 2014, the board of directors and the shareholders holding a majority of our common stock approved amending our Restated Articles of Incorporation to 1) change our name to "Eastgate Biotech Corp." from "Eastgate Acquisitions Corporation" and 2) increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock.  Also on September 15, 2014 shareholders holding a majority of our common stock approved the Company's 2014 Equity Incentive Plan, which was previously approved by the board of directors on May 20, 2014.  The name change and increase in authorized shares will become effective when we amended the Restated Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Nevada on November 20, 2014.

During the quarter ended March 31, 2014 the Company sold 4,190,000 Units at $0.25 and 450,000 Units at $0.22 consisting of one share of common stock and a warrant to purchase 0.75 of a share for cash pursuant to a private placement agreement.  As a result of this transaction, the Company issued 4,640,000 shares of common stock and 3,480,000 warrants to purchase our common stock for five years at $0.25 per share.  The Company issued 1,000,000 shares and paid $110,000 in cash in finder's fee in connection with this transaction.

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

EASTGATE BIOTECH CORP.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

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

During the quarter ended September 30, 2014 the Company issued a total of 841,191 shares of common stock to consultants for services rendered at the price of $0.06 per share.

During the quarter ended September 30, 2014 the Company issued a total of 118,142 shares of common stock to consultants for services rendered at the price of $0.48 per share.

During the quarter ended September 30, 2014 the Company issued a total of 17,900 shares of common stock to consultants for services rendered at the price of $0.50 per share.

During the quarter ended September 30, 2014 the Company issued 1,770,346 shares of common stock to two officers and an employee as part of their compensation at the price of $0.055 per share.

During the quarter ended December 31, 2014 the Company issued a total of 1,700,000 shares of common stock to consultants for services rendered at the price of $0.065 per share.

During the quarter ended December 31, 2014 the Company sold 300,000 Units at a purchase price of $0.05 per Unit in a private placement of its securities to accredited investors for total proceeds of $15,000.  Each Unit consisted  of one share of common stock and a five year warrant to purchase 0.5 of a share at an exercise price of $0.05 per share.  As a result of this transaction, the Company issued 300,000 shares of common stock and 150,000 warrants.

During the quarter ended December 31, 2014 the Company issued a total of 23,894,627 shares of common stock in satisfaction of accrued liabilities at the price of $0.32 per share.

During the quarter ended December 31, 2014 the Company issued 3, 000,000 shares of common stock to a consultant for services rendered at the price of $0.03 per share.

EASTGATE BIOTECH CORP.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

During the quarter ended December 31, 2014 the Company sold 8,125,000 Units at a purchase price of $0.04 per Unit in a private placement of its securities to accredited investors for total proceeds of $325,000.  Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.04 per share.  As a result of this transaction, the Company issued 8,125,000 shares of common stock and 8,125,000 warrants to purchase our common stock.

As of December 31, 2014, the Company had 17,272,300 warrants to purchase common stock.  The warrants have a weighted average price of $0.15 per share and have a weighted average remaining life of 4.62 years.

The following table summarizes warrants that are issued, outstanding and exercisable

		Warrants Issued & Outstanding
Exercise	Expiration	December 31,	December 31,
Price	Date	2014	2013
$0.25	March 14, 2019	3,495,000	-
$0.25	March 21, 2019	3,480,000	-
$0.25	June 6, 2019	2,022,300	-
$0.05	October 16, 2019	150,000	-
$0.04	December 29, 2019	8,125,000	-

		17,272,300	-

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report.

On January 5, 2015 the Company issued 8,146,225 Units of its securities in satisfaction of accrued liabilities at the price of $0.04 per share.  Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.04 per share.     As a result of this transaction, the Company issued 8,146,225 shares of common stock and 8,146,225 warrants to purchase our common stock.

In January 2015 the Company issued a total of 3,700,000 shares of common stock to consultants for services rendered at the price of $0.035 per share.

On February 12, 2015 the Company issued a total of 15,250,000 shares of common stock to employees and consultants for services rendered at the price of $0.0286 per share.

On February 12, 2015 the Company issued a total of 10,375,000 options to purchase shares of common stock to employees and consultants as compensation at the price of $0.0286 per share.  The total fair value of the options at the date of the grant was $201,619.  The options vested immediately and a charge of $201,619 was recorded as of grant date.  The fair value was estimated using the Black-Scholes option pricing model, taking into account the grant date exercise price of $0.0286, an expected life of the option of 2.5 years, an expected volatility of 211.1%, expected dividends on the stock of 0 and the risk-free interest rate for the term of the option of  1.02%.

In March 2015 the Company issued a total of 8,683,333 shares of common stock to consultants for services rendered at the price of $0.033 per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of "disclosure controls and procedures," as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i)  recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)  accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Disclosure Controls and Procedures

The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures, no matter how well conceived, will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our  internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Anna Gluskin	61	Chief Executive Officer
Rose Perri	47	President
Mirjana Hasanagic	48	Director and Former President
Brian Lukian	65	Chief Financial Officer, Secretary, Treasurer and Director
Joseph Schwarz	59	Chief Scientific Officer
Michael Weisspapir	57	Chief Medical Officer

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

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.  However, two former directors, Geoff Williams and Nancy Ah Chong, agreed to tender their resignations from all positions with the Company at such time as the balance of $50,000 due to Williams Investment Company under the Acquisition Agreement was paid. Accordingly, on March 14, 2014 the board of directors accepted Mr. Williams' and Ms. Ah Chong's resignations. Effective March 14, 2014, Brian Lukian was appointed as Secretary to replace Ms. Ah Chong.

The business experience of each of the persons listed above during the past five years is as follows:

Anna Gluskin has served as a director and Chief Executive Officer since May 22, 2012.   Ms. Gluskin has over 30 years' experience in discovering and developing opportunities in the area of biotechnology pharmaceutical and consumer health products.  She is currently managing her own investments related to consumer health products and drug delivery. From October 1997 to September 2010, Ms. Gluskin served as director, Chief Executive Officer and President of Generex Biotechnology Corporation, a company that has developed a proprietary alternative (non-invasive; non-injectable) drug delivery system.  Ms. Gluskin was a Founder of Generex and was instrumental in raising capital for the company.  Generex has developed an oral (buccal delivery insulin spray, Oral-lyn) and a platform from which a number of applications have been tested and others identified.  An over-the-counter spray product pipeline was also developed and was marketed in a number of markets around the globe. From September 2010 to May 2012, Ms. Gluskin was exploring new business opportunities, which included examining new products and technologies and preliminarily organizing a scientific team. These efforts eventually led to the assignment of the products and technology representing the Acquired Products that Eastgate acquired from her in May 2012.

Prior to her position at Generex Biotechnology, Ms. Gluskin served as a director of Interlock Consolidated Corporation, a Canadian public company, engaged in the sale and fabrication of pharmaceutical manufacturing facilities.  Ms. Gluskin successfully participated in the set-up of pharmaceutical facilities in Russia and other countries in Eastern Europe. Ms. Gluskin has a number of patents for innovative pharmaceutical drugs in her name.  She holds a Master's Degree in Microbiology and Genetics from Moscow State University.  She holds an equivalent degree from the University of Toronto. Ms. Gluskin also serves as CEO of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Ms. Gluskin's education, expertise and extensive experience in the pharmaceutical industry and with public companies qualify her as a member of our board of directors.

Rose Perri has served as our President since January 15, 2015 and has held 5% or greater of our outstanding common stock since May 22, 2012.  Ms. Perri, 47, has held management positions and overseen operations for private and public companies for the past 20 years. She served as Chief Operating Officer and Chief Financial Officer of Generex Biotechnology Corporation from 1996 to her appointment as Global Business Development and Licensing for the Company in May of 2012. She has also served as a manager of a family-owned property investment/property management company with responsibilities of overseeing the property portfolio. She has also served in a number of start-up biotech companies as a senior executive and board member. Along with her late brother, Mark Perri, she founded Biomin Therapeutics Corporation, a start-up biotech company, in 1990. Biomin was publically traded on the Toronto Stock Exchange and the former Vancouver Stock Exchange.

In 1995, Ms. Perri co-founded Generex Biotechnology Corporation, a start-up drug delivery company whose main research product was a buccal delivery of insulin. The company currently trades on the OTCQB and traded on the NASDAQ Capital Market from 2003 to October 2010 and the NASDAQ National Market from 2000 to 2003. Ms. Perri's positions during her 16 years at Generex included Chief Operating Officer and Chief Financial Officer. She holds a Bachelor of Arts Degree from the University of Toronto and a Bachelor of Business Administration from York University.

Mirjana Hasanagic has served as a director since May 22, 2012. Ms. Hasanagic has over 20 years of managerial experience including marketing, budgeting and accounting, purchasing and inventory control and staff supervision.  She has held various executive positions within pharmaceuticals and healthcare industries. From 2009 to 2012, she has served as President of NanoEssentials, Inc., a Toronto, Canada company developing products containing nano-sized delivery vectors. She served as our President from May 22, 2012 through January 15, 2015 and as our Vice President, Natural Products since January 15, 2015.

From 2000 to 2008, Ms. Hasanagic was president of Go Laser Inc., a Waterloo based company engaged in herbalism and alternative medicine to treat infections, skin ailments and viral diseases. Her interest and experience in natural health products and diagnostics has led her to develop formulations that provide better absorption and delivery with the goal of attaining long term recovery and/prevention. Ms. Hasanagic holds Medical Doctor (Alternative Medicine), Herbalism degree from Indian Board of Alternative Medicine and B.A., Philosophy, Linguistics & Literature from University of Sarajevo, Bosnia. On May 27, 2009, Ms. Hasanagic filed for protection under the bankruptcy laws in the District Court of the City of Waterloo, Ontario, Canada.  The bankruptcy was discharged by the Court on February 28, 2010. Ms. Hasanagic also serves as President of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Ms. Hasanagic's education, expertise and extensive experience in the natural health products industry qualify her as a member of our board of directors.

Brian Lukian has served as our Chief Financial Officer and a director since May 22, 2012. Mr. Lukian has over 30 years of financial, strategic and business leadership experience in various industries and countries.  Mr. Lukian served as Chief Financial Officer for Enhance Skin products of Denver, Colorado from August 2008 to May 2012, and for Quantum Materials Corp. of Phoenix, Arizona from November 2008 to June 2011.  Both are reporting pubic companies with the SEC.  Since January 2007, he has provided consulting services in regards to mergers and acquisitions, turnarounds, financings as well as business and industry analysis.  From 2000 through 2006, he was employed as Chief Financial Officer and Chief Operating Officer for several public companies in Canada, for which he was responsible for public reporting requirements in Canada.

Mr. Lukian earned his certificate as a Chartered CPA, McGill University, while employed by Ernst & Young, Montreal, Canada and is a member of the Order of Certified Professional Accountants of Quebec. Mr. Lukian also held a United States Investment Bankers license, Series Seven. He received a Bachelor of Commerce from Loyola College, Montreal, Canada. Mr. Lukian also serves as CFO of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Mr. Lukian's education, expertise and accounting experience with public companies qualify him as a member of our board of directors.

Joseph Schwarz has served as our Chief Scientific Officer since May 22, 2012. Mr. Schwarz has a graduate degree in Polymer Chemistry from Moscow State University, and a PhD in Organic Chemistry from Zelinsky Organic Chemistry Institute (Academy of Science, Moscow), Laboratory of polynitrocompounds. He has more than 40 publications 8 issued US patents and approximately 20 US patent applications. He has more than 20 years in pharmaceutical R&D Experience.  Mr. Schwarz is a pharmaceutical technology and formulation expert in sustained release formulations for oral, topical, transmucosal, ophthalmic and parenteral application; biodegradable nano- and micro particles for controlled drug delivery of small molecules, peptides and proteins; colloidal drug delivery systems – nanoemulsions, micelles, hybrid nanoparticles; development and manufacturing of generic and brand pharmaceutical and cosmetic products. Mr. Schwarz served as Chief Scientist position (CS) at AlphaRx Canada from 2004  to 2011 and was Senior Manager/Formulation Development at Novopharm Pharmaceuticals LTD from 2003 to 2004. Mr. Schwarz also serves as Chief Scientific Officer of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Mr. Schwarz's education, expertise and extensive experience in the pharmaceutical industry qualify him to serve as our Chief Scientific Officer.

Michael Weisspapir has served as our Chief Medical Officer since May 22, 2012 and has over 25 years' experience in pharmacology and drug development.  His knowledge spans all stages of drug development including pharmacology, toxicology, pharmaceutical science and neuroscience. He is also experienced in immunomodulators, anti-inflammatory drugs, anticonvulsant, anticancer agents as well as different methods of administration including parenteral, oral, transdermal and topical applications.

Mr. Weisspapir's has experience with new drug evaluation for efficacy and safety (immunomodulators, chemotherapeutic agents, NSAID, anticonvulsants, antioxidants). This includes design and implementation of animal models of different indications, implementation of in vivo and in vitro experimental protocols as well as with controlled drug delivery systems, submicron emulsion, nanoemulsions, biodegradable nanoparticulate systems (NSAID, SAID, tranquilizers, anticonvulsants, peptides, antibiotics).  His most recent past work experience includes Chief Medical Scientist position (CMS) at AlphaRx Canada (2004 -2011).

Mr. Weisspapir currently holds three patents, has 20 patent applications and has been published in over 20 pharmacological and toxicological journals.  Mr. Weisspapir holds a Medical Doctor degree and Ph.D. degree in Pharmacology- both from Chelyabinsk State Medical Institute, Russia. Mr. Weisspapir also serves as Chief Medical Officer of our wholly owned subsidiary, Eastgate Pharmaceuticals Inc. We believe that Mr. Weisspapir's education, expertise and extensive experience in the pharmaceutical industry qualify him to serve as our Chief Medical Officer.

Each officer devotes approximately 40 hours per week to the Company, which is approximately 100% of their business time, except that Ms. Gluskin and Ms. Perri devote approximately 36 hours per week, or 90% of their time, to the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 of the Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2014 except as follows:  Anna Gluskin, Mirjana Hasanagic,  Brian Lukian, Joseph Schwarz and Michael Weisspapir were each late in filing one Form 4 in connection with June 9, 2014 transactions.

Board Leadership Structure and Risk Oversight

The board currently does not have an executive chairman. The board believes that an executive chairman is not necessary at this point in the Company's development.

The entire Board of Directors is responsible for oversight of our Company's risk management process. Management furnishes information regarding risk to the Board as requested. The Audit Committee discusses risk management with the Company's management and independent public accountants as set forth in the Audit Committee's charter. The Compensation Committee reviews the compensation programs of the Company to make sure economic incentives are tied to the long-term interests of the stockholders.  The Company believes that innovation and the building of long-term stockholder value are impossible without taking risks. We recognize that imprudent acceptance of risk and the failure to identify risks could be a detriment to stockholder value.  The executive officers of the Company are responsible for assessing these risks on a day-to-day basis and for how to best identify, manage and mitigate significant risks that the Company may face.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Committees of the Board of Directors

No director is deemed to be an independent director. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee. We believe that at this stage of our development standing committees of our board of directors is not necessary.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees but plan to do so during the fiscal year ending December 31, 2014.

Item 11.  Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as the company is in a better financial position and will strive to have the business opportunity provide their remuneration. As of December 31, 2014 and 2013, we recorded compensation expense as follows:

	2014	2013
Name and Title	Amount	Amount
Anna Gluskin, CEO	$359,749	$216,000
Mirjana Hasanagic, former President (1)	$208,655	$144,000
Brian Lukian, CFO	$300,926	$180,000
Joseph Schwarz, CTO	$285,850	$120,000
Michael Weisspapir, CSO	$285,850	$120,000
(1)	Resigned January 15, 2015.
During the fiscal year ending December 31, 2014, we issued to our named executive officers securities in the designations and amounts set forth below in satisfaction of the accrued liabilities accrued for 2013 and 2014:

Name	Common Stock	Warrants
Anna Gluskin, CEO	5,198,188	1,008,000
Mirjana Hasanagic, former President (1)	3,122,538	637,200
Brian Lukian, CFO	4,359,044	860,400
Joseph Schwarz, CTO	4,085,614	396,000
Michael Weisspapir, CSO	4,085,614	396,000
(2)	Resigned January 15, 2015.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o Eastgate Biotech Corp., 2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4, unless otherwise indicated. As of March 31, 2015, there were 125,414,792 shares of our common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
5% Stockholders
Anna Gluskin (2)	15,193,688	10.6%
Rose Perri (3)	19,792,394	13.8%
Mirjana Hasanagic (4)	9,702,488	6.8%
Brian Lukian (5)	10,292,394	7.2%
Joseph Schwarz (6)	13,724,114	9.6%
Michael Weisspapir (7)	13,724,114	9.6%

Directors and Officers
Anna Gluskin (2)	15,193,688	10.6%
Rose Perri (3)	19,792,394	13.8%
Mirjana Hasanagic (4)(8)	9,702,488	6.8%
Brian Lukian (5)	10,292,394	7.2%
Joseph Schwarz (6)	13,724,114	9.6%
Michael Weisspapir (7)	13,724,114	9.6%
All Directors and Officers as a group (6 persons)	82,429,192	57.5%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2015. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes 2,251,750 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.
(3)	Includes 1,896,875 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.
(4)	Includes 1,358,575 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.
(5)	Includes 1,896,875 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

(6)	Includes 1,517,250 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.
(7)	Includes 1,517,250 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.
(8)	Ms. Hasanagic resigned as our President on January 15, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

In connection with the May 22, 2012 Acquisition Agreement, Williams Investment Company was to be paid $100,000 for services rendered in connection with the execution of the agreement and the transactions contemplated thereby. Of that amount $50,000 was paid at the closing and $50,000 was to be paid at such time as the company realized additional financing in the minimum amount of $300,000. The $50,000 balance was paid on March 20, 2014. Two former directors, Geoff Williams and Nancy Ah Chong, are employees of Williams Investment Company and agreed to resign as directors upon payment of the $50,000 balance. Their resignations were effective as of March 14, 2014.

On October 23, 2012, our CEO Ms. Gluskin loaned $100,000 to the company pursuant to the terms of a demand promissory note agreement. The note is unsecured, carries interest at the rate of 5% per annum and is payable on demand. The company will use the proceeds from the loan to conduct its general business operations until additional funding can be arranged, of which there can be no assurance. The largest principal amount outstanding since inception during the period ended December 31, 2013 was $100,000 and no payment of principal or interest has been made on the note.  As of December 31, 2014, accrued interest on the note was $11,260.

From the year ended December 31, 2010 through December 31, 2014, the company recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders, as notes payable - related parties on its balance sheet. The notes bear interest of 10% per annum, are unsecured and due and payable upon demand.  As of December 31, 2014 the notes payable - related parties was $1,006,391, including the $100,000 note to Ms. Gluskin and the following:

●    $9,590, plus $21,046 of accrued interest, payable to William Investment Company, controlled by H. Deworth Williams a former principal stockholder;
●    $4,600, plus $1,292 of accrued interest, payable to Anna Gluskin, our CEO and a principal stockholder;
●    $563,631, plus $68,325 of accrued interest, payable to Angara Enterprises – a private corporation controlled by Anna Gluskin, our CEO and a principal stockholder;
●    $253,875, plus $58,761 of accrued interest, payable to NanoEssential, Inc., a private corporation deemed to be controlled by our Vice President Mirjana Hasanagic and Ms. Gluskin; and
●   $74,694 plus $21,530 of accrued interest, payable to TGT Investment Management Inc., a private corporation controlled by Rose Perri, our President since January 2015 and a principal stockholder since May 2012.

The amounts shown above represent the largest principal amount outstanding during fiscal 2014 and no payment of principal or interest was made during the period.  It should be noted that the accrued interest payable to Williams Investment Company is greater that the principal amount.  This is due to the $50,000 repayment to Williams Investment in May 2012 being applied to the principal amount only, which would decrease future interest expense incurred on the payable.

At December 31, 2013, the notes payable - related party balance due was $898,109, with accrued interest of $95,003 and as set forth below:

●    $100,000, plus $6,260 of accrued interest, payable to Anna Gluskin per the October 23, 2012 note;
●    $9,590, plus $20,087 of accrued interest, payable to William Investment Company;
●    $4,600, plus $833 of accrued interest, payable to Anna Gluskin;

●    $423,787, plus $22,613 of accrued interest, payable to Angara Enterprises;
●    $253,875, plus $33,374 of accrued interest, payable to NanoEssential; and
●    $106,256 plus $11,837 of accrued interest, payable to TGT Investment Management Inc.

On July 1, 2012, the company entered into a lease agreement for office space owned by Rose Perri. The lease has a term of 60 months, with an expiration date of June 30, 2017, and specifies a monthly rate of approximately $3,171. The lease requires minimum lease payments of approximately $210,000 over the term of the lease. During fiscal year ended December 31, 2014 the company recorded an expense of $54,180 in connection with this lease.

On October 1, 2012, the company entered into a lease agreement for laboratory and office space through the assignment of an existing lease by NanoEssential, Inc. The lease has a term of 32 months, with an expiration date of May 31, 2015, and specifies a monthly rate of $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 and 2015. The lease requires minimum lease payments of $175,988 over the term of the lease. During fiscal years ended December 31, 2014 and December 31, 2013, the company paid $60,357 and $62,094, respectively, in connection with this lease. Mirjana Hasanagic, former President and a current director of the Company, previously served as President of NanoEssential, Inc. from 2009 to 2012 and Ms. Gluskin our CEO is deemed in control of NanoEssential.

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

Audit Fees

Our auditors, Sadler, Gibb & Associates, billed us $18,000 for professional services rendered in connection with the audit of the Company's annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company's Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings for the fiscal year ending December 31, 2014.  Our auditors, Sadler, Gibb & Associates, billed us $16,952 for professional services rendered in connection with the audit of the Company's annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company's Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings for the fiscal year ending December 31, 2013.

Audit Related Fees

For the years ended December 31, 2014 and 2013, there were no fees billed for assurance and related services by our current auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2014 and 2013, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

      All Other Fees

There were no other aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant beside the services reported.

PART  IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1	Patent Acquisition Agreement (1)
2.2	First Addendum to Patent Acquisition Agreement (1)
3.1	Articles of Incorporation and Certificates of Amendments (4)
3.3	Bylaws (9)
3.4	Certificates of Amendment filed March 8, 2002 (6)
3.5	Certificates of Amendment filed November 14, 2006 (6)
3.6	Certificates of Amendment filed October 24, 2007 (6)
3.7	Certificates of Amendment filed August 3, 2009 (6)
3.8	Certificates of Amendment filed November 10, 2011(6)
3.9	Restated Articles of Incorporation filed August 15, 2013 (7)
3.10	Certificate of Amendment to Restated Articles of Incorporation filed November 20, 2014 (10)
10.1	Agreement for Private Label & Custom Manufacturing (3)
10.3	Demand Promissory Note Issued to Anna Gluskin (4)
10.4	Securities Purchase Agreement with Anna Gluskin (4)
10. 5	Agreement for distribution of products with Mediq Denmark A/S (6)
10.6	Lease Agreement between Nano Essentials, Inc. and Ogen Investments, Inc.(7)
10.7	Assignment of Lease Agreement between Nano Essentials and Eastagate Pharmaceuticals, Inc. (5)
10.8	Description of Verbal Agreement Concerning Related Party Debt to Anna Gluskin (6)
10.9	Description of Verbal Agreement Concerning Related Party Debt to Williams Investment Company (6)
10.10	2014 Equity Incentive Plan (8)
10.11	Finder's Fee/Non-Disclosure/Non-Circumvention Agreement with Chardan Capital Markets LLC (9)
10.12	Form of Warrant issued to investors and officers, directors, employees and consultants (9)
10.13	Form of Subscription Agreement used in March, June and December 2014 Private Placements (9)
10.14	License Agreement with Purine Pharma LLC (11)
10.15	Lease Agreement with Rose Perri*

21.1	Subsidiaries (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Previously filed as an exhibit to Form 8-K on May 29, 2012.
(2) Previously filed as an exhibit to Form 10-SB on November 2, 2007.
(3) Previously filed as an exhibit to Form S-1 on November 20, 2012.
(4) Previously filed as an exhibit to Amendment No. 1 to Form S-1 on January 29, 2013.
(5) Previously filed as an exhibit to Amendment No. 3 to Form S-1 on June 27, 2013.
(6) Previously filed as an exhibit to Amendment No. 4 to Form S-1 on July 29, 2013.
(7) Previously filed as an exhibit to Amendment No. 5 to Form S-1 on September 5, 2013.
(8) Previously filed as an exhibit to Form S-8 on June 13, 2014.
(9) Previously filed as an exhibit to Form S-1 on July 1, 2014.
(10) Previously filed as an exhibit to Form 8-K on November 26, 2014.
(11) Previously filed as an exhibit to Form 10-Q on November 14, 2014.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastgate Biotech Corp.

By:	/S/ ANNA GLUSKIN
Anna Gluskin
Chief Executive Officer (Principal Executive Officer)
Dated: April 1, 2015

By:	/S/ BRIAN LUKIAN
Brian Lukian
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANNA GLUSKIN	Chief Executive Officer and Chairman	April 1, 2015
Anna Gluskin	(Principal Executive Officer)

/S/ BRIAN LUKIAN	Chief Financial Officer and Director	April 1, 2015
Brian Lukian	(Principal Financial Officer and Principal Accounting Officer)

/S/ MIRJANA HASANAGIC	Director	April 1, 2015
Mirjana Hasanagic

/S/ ROSE PERRI	President	April 1, 2015
Rose Perri