Form 10-Q
period 2015-03-31
EASTGATE BIOTECH CORP
filed 2015-05-20
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

(647) 692-0652
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 20, 2015
Common Stock, $0.00001 par value	125,414,792

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements

The accompanying unaudited balance sheet of Eastgate Biotech Corp. at March 31, 2015, related unaudited statements of operations and cash flows for the periods ended March 31, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  Operating results for the period ended March 31, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current
Cash	$28,861	$286,481
Deposits	11,039	-
Sales tax recoverable	64,298	53,208

Total current assets	104,198	339,689

Other assets
Property & Equipment, net	133,964	143,246

Total other assets	238,162	482,935

Total assets	$238,162	$482,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$289,648	$299,099
Deferred revenue	65,406
Accrued liabilities related party	360,672	388,675
Deferred rent	3,464	4,200
Accrued interest - related parties	205,495	182,845
Notes payable - related parties	1,032,971	1,006,391

Total current liabilities	1,957,656	1,881,210

Total Liabilities	1,957,656	1,881,210

Commitments and Contingencies	-	-

Stockholders' equity (deficit)
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value
no shares issued at March 31, 2015 and December 31, 2014	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value
125,414,792 and 89,635,234 shares issued and outstanding at
March 31, 2015 and December 31, 2014 respectively	1,254	896
Additional paid-in capital	7,428,932	5,957,771
Accumulated other comprehensive income	15,180	15,268
Deficit accumulated	(9,164,860)	(7,372,210)

Total stockholders' equity (deficit)	(1,719,494)	(1,398,275)

Total liabilities and stockholders' equity (deficit)	$238,162	$482,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$-	$-

Cost of goods sold	-	-

Gross (loss) profit	-	-

OPERATING EXPENSES

Professional fees	$50,420	49,906
Research & development	396,120	117,697
General and administrative	1,054,275	809,538
Marketing and selling	269,185	4,960

	1,770,000	982,101

LOSS FROM OPERATIONS	(1,770,000)	(982,101)

Other items
Interest expense	(22,650)	(22,114)

Total other items	(22,650)	(22,114)

LOSS BEFORE INCOME TAXES	(1,792,650)	(1,004,215)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,792,650)	$(1,004,215)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	110,011,256	33,416,788

COMPREHENSIVE LOSS A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss	(1,792,650)	(1,004,215)

Other Comprehensive Loss - foreign currency translation	(88)	4,955

Comprehensive Loss	$(1,792,738)	$(999,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31	March 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,792,650)	$(1,004,215)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid on the Company's behalf
by a related party	833	4,938
Common stock issued for services	854,243	268,250
Depreciation	9,282	4,291
Stock options issued	291,427	-
Changes in operating assets and liabilities:
Accrued interest	22,650	1,502
Prepaid asset	(11,275)	-
Accounts payable	7,129	(83,044)
Accrued liabilities related party	303,004	410,180
Sales tax recoverable	(15,687)	(14,802)
Deferred rent	(408)	-
Deferred revenue	65,406	-

Cash flows used in operating activities	(266,046)	(412,900)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	-	(10,275)
Proceeds from notes payable related party	33,000	65,808
Payments on notes payable related party	(5,536)	(9,590)
Common stock issued for cash	-	1,145,500

Cash flows provided by financing activities	27,464	1,191,443

NET INCREASE (DECREASE) IN CASH	(238,582)	778,543
Effect of foreign currency translation adjustments	(19,038)	4,955

Cash, beginning of the period	286,481	458

Cash, end of the period	$28,861	$783,956

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$44	$20,067

Non Cash Financing activities:
Common stock issued to convert liabilities	$325,849	1,245,407
Common stock issued - subscription payable	$-	2,000
Common stock issued for placement fees	$-	10

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Biotech Corp without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $9,164,860 as of March 31, 2015.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

 NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Eastgate Biotech Corp. and its wholly-owned subsidiary Eastgate Pharmaceuticals Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

 During the three months ended March 31, 2015 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $33,000, and have had expenses paid by the Company of $833 on their behalf.  At March 31, 2015 the Company has repaid $5,536 of related party loans.  During the year ended December 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $4,938 and advanced cash to the Company of $190,880.  As of March 31, 2015 and December 31, 2014, the Company owed $205,495 and $182,845 of accrued interest to related parties, respectively, resulting from interest expense of $22,650 and $88,879, respectively.

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable
The Company recovers sales tax paid, for which returns are filed on annual basis. At March 31, 2015, $64,298 was claimed as recoverable compared to the December 31, 2014 balance of $53,208.  Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock and Warrants

On January 5, 2015, the Company issued 8,146,225 Units of its securities in satisfaction of accrued liabilities comprised of $325,849 of compensation owed to eight directors and members of management at the price of $0.04 per share.  Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.04 per share.  As a result of this transaction, the Company issued 8,146,225 shares of common stock and 8,146,225 warrants to purchase our common stock.

In January 2015, the Company issued a total of 3,700,000 shares of common stock to consultants for services rendered at the price of $0.035 per share.

On February 12, 2015, the Company issued a total of 15,250,000 shares of common stock to employees and consultants for services rendered at the price of $0.0286 per share.
In March 2015, the Company issued a total of 8,683,333 shares of common stock to consultants for services rendered at the price of $0.033 per share.

During the quarter ended March 31, 2015, the Company issued a total of 977,233 shares of common stock to consultants for services rendered at the price ranging from $0.06 to $0.50 per share.

During the quarter ended March 31, 2015, the Company issued 1,770,346 shares of common stock to two officers and an employee as part of their compensation at the price of $0.055 per share.

As of March 31, 2015, the Company had 25,418,525 warrants to purchase common stock.  All outstanding warrants have a weighted average price of $0.11 per share and have a weighted average remaining life of 4.03 years.

The following table summarizes warrants that are issued, outstanding and exercisable

		Warrants Issued & Outstanding
Exercise	Expiration	March 31	December 31
Price	Date	2015	2014
$0.25	March 14, 2019	3,495,000	3,495,000
$0.25	March 21, 2019	3,480,000	3,480,000
$0.25	June 6, 2019	2,022,300	2,022,300
$0.05	October 16, 2019	150,000	150,000
$0.04	December 31, 2019	8,125,000	8,125,000
$0.04	January 5, 2020	8,146,225	-

		25,418,525	17,272,300

Stock Options

On February 12, 2015, the Company issued a total of 10,375,000 options to purchase shares of common stock to employees and consultants as compensation at an exercise price of $0.0286 per share.  The total fair value of the options at the date of the grant was $291,427.  The options vested immediately and compensation expense of $291,427 was recorded on the  grant date.  The fair value was estimated using the Black-Scholes option pricing model, taking into account the grant date exercise price of $0.0286, an expected life of the option of 2.5 years, an expected volatility of 211.1%, expected dividends on the stock of 0 and a risk-free interest rate for the term of the option of  1.02%.

The following table summarizes the stock options that are issued, outstanding and exercisable

		Stock Options Issued & Outstanding
Exercise	Expiration	March 31	December 31
Price	Date	2015	2014
$0.286	February 12, 2020	10,375,000	0

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report except as described below:

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company's financial statements for the three months ended March 31, 2015 and 2014.

	For the Three Months ended
	March 31
	2015	2014
Revenues	$-	$-

Operating Expenses
Professional fees	50,420	49,906
Research & development	396,120	117,697
General & administrative	1,054,275	809,538
Marketing and selling	269,185	4,960

Total operating expenses	1,770,000	982,101

Loss from operations	(1,770,000)	(982,101)

Interest expense	(22,650)	(22,114)

Net loss	$(1,792,650)	$(1,004,215)

	March 31	December 31
	2015	2014

Total assets	238,162	482,935
Working Capital	(1,853,458)	(1,541,521)

Results of Operations

We have not recorded any revenues since inception.  During the three months ended March 31, 2015, our net loss was $1,792,650 compared to a net loss of $1,004,215 for the three months ended March 31, 2014. The increased loss for 2015 of $788,435 was due to the fact the company was more active in the quarter ended March 31, 2015.  The primary reasons for the increase were increase in R&D expenses of $278,423, an increase in marketing and selling of 264,225 and an increase combined with a small decrease of general and administrative expense of 244,737.

Sales
We have not recorded any revenues since inception.   The company has received sales orders and will record revenue in the second quarter of this year.

Operating Expenses

Professional fees
During the first quarter ended March 31, 2015, professional fees expenses were $50,420, an increase of $514 from the first quarter of 2014 professional fees expense of $49,906.  The activities in the first quarter were of 2015 and 2014 were very similar.

Research and development
Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products.  Also included in research and development are laboratory consumables.
During the first quarter ended March 31, 2015, research and development expenses of $396,120 increased by $278,423 from $117,697 for the first quarter of 2014. The increase was a result of the company's increased focus on development work.

General and administrative
During the first quarter of 2015, we incurred general and administrative expenses of $1,054,275 an increase of $244,737 from $809,538 for the first quarter of 2014.  The increase is a non cash item of shares issued to management in lieu of cash.

Marketing and selling
During the first quarter ended March 31, 2015, marketing and selling expenses of $269,185 increased by $264,225 from $4,960 for the first quarter of 2014. The increase is a result of the company preparation for the commencement of sales.  The company has also started negotiations in various parts of the world for the sale of distribution licenses for the sale of the company's pharmaceuticals

Interest expense
Interest expense of $22,650 for the third quarter ended March 31, 2015 an increase of $536 from $22,114 for the first quarter of 2014.  The increase is attributed to an increase in loans from stockholders during the period.

Liquidity and Capital Resources

At March 31, 2015 we had a working capital deficit of $1,853,458 which is an increase of $311,937 from the December 31, 2014 deficit balance of $1,541,521.  The increase in the deficit is largely a result of the loss for the quarter of $1,792,650 netted by the $854,243 of this loss having been paid by issuing common stock for services and the conversion of accrued compensation of $325,849 to common stock.

Expenses incurred during 2015 have been paid for by related parties including our current CEO and current President as well as through several small equity raises. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholders and equity raises to pay expenses until such time as we can generate sufficient cash flows to pay our ongoing operational costs. There is no assurance that the company will continue to obtain equity raises before the company develops revenue sources with sufficient cash flow to pay expense.
During the three months ended March 31, 2015 the stockholders contributed a net amount of $26,580, made up of $33,000 advanced in cash less $883 of expenses paid by the company on behalf of the related party and $5,536 of cash paid back to the related party.  At March 31, 2015 and December 31, 2014, we had cash on hand of $28,861 and $286,481, respectively.  At March 31, 2015 we had notes payable - related party of $1,032,971, compared to $1,006,391 at December 31, 2014.  The increase represents additional contributions from stockholders during the three months ended December 31, 2014.  Accrued interest – related party at March 31, 2015 was $205,495 compared to $182,845 at December 31, 2014, which increase reflects the added interest of $22,650 on the related party payable.  Accounts payable and accrued liabilities increased by $55,955 from $299,099 at December 31, 2014, to $355,054 at March 31, 2015, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

At March 31, 2015, we had a stockholders' deficit of $1,719,494 compared to a stockholders' deficit of $1,398,275 at December 31, 2014.  The decrease in stockholders' deficit is primarily attributed to operating loss in the first quarter of 2015.

As of May 8, 2015, we had cash on hand of $11,234.  We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next nine months, although we will need to limit cash outlays for research and product development until we can secure additional funds.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $2,875,099 as of December 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2014 or the three month period ended March 31, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended March 31, 2015. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2015, we issued 8,146,225 Units consisting of one share of common stock and a warrant to purchase one share of common stock to management and directors in satisfaction of accrued liabilities at the price of $0.04 per unit.  Each warrant has a term of 5 years and an excercise price of $0.04.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering

On January 27, 2015, we issued 250,000 shares of common to consultants for services rendered at the price of  $0.0348 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On January 28, 2015, we issued 1,450,000 shares of common stock to consultants for services rendered at the price of  $0.0355 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On January 30, 2015, we issued 2,000,000 shares of common stock to consultants for services rendered at the price of  $0.0339 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On February 12, 2015, we issued 15,250,000 shares of common stock to consultants for services rendered at the price of  $0.0286 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On March 9, 2015, we issued 3,333,333 shares of common stock to a consultant for services rendered at the price of  $0.0334 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On March 13, 2015, we issued 2,000,000 shares of common stock to a consultant for services rendered at the price of  $0.0335 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

             EASTGATE BIOTECH CORP.

Date: May 20, 2015	By: /S/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2015	By: /S/ Brian Lukian
Brian Lukian
Chief Financial Officer
(Principal Accounting Officer)