Form 10-Q
period 2015-06-30
EASTGATE BIOTECH CORP
filed 2015-08-19
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 19, 2015
Common Stock, $0.00001 par value	202,700,510

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements
The accompanying unaudited balance sheet of Eastgate Biotech Corp. at June 30, 2015, related unaudited statements of operations and cash flows for the periods ended June 30, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  Operating results for the period ended June 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current
Cash	$-	$286,481
Deposits	6,587	-
Sales tax recoverable	74,478	53,208

Total current assets	81,065	339,689

Other assets
Property & Equipment, net	124,682	143,246

Total other assets	124,682	143,246

Total assets	$205,747	$482,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	$6,602	$-
Accounts payable and accrued liabilities	337,258	299,099
Deferred revenue	9,816	-
Accrued liabilities related party	350,523	388,675
Deferred rent	3,135	4,200
Accrued interest - related parties	232,198	182,845
Notes payable - related parties	1,158,642	1,006,391

Total current liabilities	2,098,174	1,881,210

Total Liabilities	2,098,174	1,881,210

Commitments and Contingencies	-	-

Stockholders' equity (deficit)
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value
no shares issued at June 30, 2015 and December 31, 2014	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value
202,700,510 and 89,635,234 shares issued and outstanding at
June 30, 2015 and December 31, 2014 respectively	2,027	896
Additional paid-in capital	8,087,659	5,957,771
Accumulated other comprehensive income	9,956	15,268
Deficit accumulated	(9,992,069)	(7,372,210)

Total stockholders' equity (deficit)	(1,892,427)	(1,398,275)

Total liabilities and stockholders' equity (deficit)	$205,747	$482,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$58,543	$-	$58,543	$-

Cost of goods sold	8,430	-	8,430	-

Gross profit	50,113	-	50,113	-

OPERATING EXPENSES

Professional fees	46,783	53,092	97,203	102,998
Research & development	297,858	267,794	693,978	385,491
General and administrative	455,427	1,519,177	1,509,702	2,328,715
Marketing and selling	50,551	29,844	319,736	34,804

	850,619	1,869,907	2,620,619	2,852,008

LOSS FROM OPERATIONS	(800,506)	(1,869,907)	(2,570,506)	(2,852,008)

Other items
Interest expense	(26,703)	(22,821)	(49,353)	(44,935)

Total other items	(26,703)	(22,821)	(49,353)	(44,935)

LOSS BEFORE INCOME TAXES	(827,209)	(1,892,728)	(2,619,859)	(2,896,943)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(827,209)	$(1,892,728)	$(2,619,859)	$(2,896,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.04)	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	154,771,152	45,118,639	132,514,850	39,119,818

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended as follows:

Net Loss	(827,209)	(1,892,728)	(2,619,859)	(2,896,943)

Other Comprehensive Loss - foreign currency translation	(5,224)	12,191	(5,312)	17,146

Comprehensive Loss	$(832,433)	$(1,880,537)	$(2,625,171)	$(2,879,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,619,859)	$(2,896,943)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid on Company's behalf
by a related party	-	(2,637)
Common stock issued for services	1,077,743	1,161,250
Depreciation	18,564	9,637
Stock options issued	291,427	-
Changes in operating assets and liabilities:
Accrued interest	49,353	23,994
Prepaid asset	(6,597)	-
Accounts payable	49,242	(91,882)
Accrued liabilities related party	725,452	1,014,500
Sales tax recoverable	(24,436)	(28,827)
Deferred rent	(820)	-
Deferred revenue	9,831	-

Cash flows used in operating activities	(430,100)	(810,908)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(63,298)

Cash flows used in investing activities	-	(63,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	-	(20,810)
Proceeds from notes payable related party	159,750	65,808
Payments on notes payable related party	(5,536)	(19,590)
Common stock issued for cash	-	1,206,500
Cash overdraft, net	6,611

Cash flows provided by financing activities	160,825	1,231,908

NET INCREASE (DECREASE) IN CASH	(269,275)	357,702
Effect of foreign currency translation adjustments	(17,206)	17,146

Cash, beginning of the period	286,481	458

Cash, end of the period	$-	$375,306

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$20,151

Non Cash Financing activities:
Common stock issued to convert liabilities	$761,849	$1,928,507
Common stock issued - subscription payable	$-	$2,000
Common stock issued for placement fees	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Biotech Corp without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $9,992,069 as of June 30, 2015.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

During the six months ended June 30, 2015 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $159,750, and have had expenses paid by the Company of $1,962 on their behalf.  At June 30, 2015 the Company has repaid $5,536 of related party loans.  During the year ended December 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $4,938 and advanced cash to the Company of $190,880.  As of June 30, 2015 and December 31, 2014, the Company owed $232,198 and $182,845 of accrued interest to related parties, respectively, resulting from interest expense of $49,353 and $88,879, respectively.

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable
The Company recovers sales tax paid, for which returns are filed on annual basis. At June 30, 2015, $74,478 was claimed as recoverable compared to the December 31, 2014 balance of $53,208.  Sales tax recoverable is a result of sales tax paid on eligible expenses.
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

On May 22, 2015, the Company issued 62,285,718 shares of common stock in satisfaction of accrued liabilities comprised of $436,000 of compensation owed to the eight who are directors, officers and members of management at the market price of $0.007 per share.

On June 19, 2015, the Company issued 15,000,000 shares of common stock to a director and two officers in recognition of the progress made in the development platform being used in various pharmaceutical and natural products.  The shares were issued at the price of $0.0149 per shares.

As of March 31, 2015, the Company had 25,418,525 warrants to purchase common stock.  All outstanding warrants have a weighted average price of $0.11 per share and have a weighted average remaining life of 4.25 years.

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

Stock Options

On February 12, 2015, the Company issued a total of 10,375,000 options to purchase shares of common stock to employees and consultants as compensation at the exercise price of $0.0286 per share.  The total fair value of the options at the date of the grant was $291,427.  The options vested immediately and a charge of $291,427 was recorded as of grant date.  The fair value was estimated using the Black-Scholes option pricing model, taking into account the grant date exercise price of $0.0286, an expected life of the option of 2.5 years, an expected volatility of 211.1%, expected dividends on the stock of 0 and the risk-free interest rate for the term of the option of  1.02%.

The following table summarizes the stock options that are issued, outstanding and exercisable
		Stock Options Issued & Outstanding
Exercise	Expiration	June 30	December 31
Price	Date	2015	2014
$0.286	February 12, 2020	10,375,000	-

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

	For the Three Months ended		For the Six Months ended
	June 30		June 30
	2015	2014	2015	2014
Revenues	$58,543	$-	$58,543	-
Cost of sales	8,430	-	8,430	-
Gross profit	50,113	-	50,113	-

Operating Expenses
Professional fees	46,783	53,092	97,203	102,998
Research & development	297,858	267,794	693,978	385,491
General & administrative	455,427	1,519,177	1,509,702	2,328,715
Marketing and selling	50,551	29,844	319,736	34,804

Total operating expenses	850,619	1,869,907	2,620,619	2,852,008

Loss from operations	(800,506)	(1,869,907)	(2,570,506)	(2,852,008)

Interest income	(26,703)	(22,821)	(49,353)	(44,935)

Net loss	$(827,209)	$(1,892,728)	$(2,619,859)	$(2,896,943)

			June 30	December 31
			2015	2014

Total assets			$205,747	$482,935
Working Capital			$(2,017,109)	$(1,541,521)

Results of Operations

We recorded revenue for the first time this quarter.  Sales recorded were in our natural products division.  During the three months ended June 30, 2015, our net loss was $827,209 compared to a net loss of $1,892,650 for the three months ended June 30, 2014. The decreased loss for 2015 of $1,065,519 was primarily due to the fact the company had reduced G&A expenses of 1,063,750.  The research and development expenses and marketing & selling expenses increased respectively by $30,064 and $20,707, whereas professional fees decreased by $6,309.  These changes in expenditures combined with a first time gross profit on sales of $50,113 resulted in the decreased loss of $1,065,519 for the quarter.

During the six months ended June 30, 2015, our net loss was $2,619,859 compared to a net loss of $2,896,943 for the six months ended June 30, 2014. The decreased loss for 2015 of $277,084 was primarily due to the fact the company had reduced G&A expenses of 819,013 plus a decrease in professional fees expense of $5,795.  The marketing & selling expenses and research & development expenses increased respectively by $284,932 and $308,487.  These changes in expenditures combined with a first time gross profit on sales of $50,113 resulted in the decreased loss for the six month period of $277,084.
During the six months ended June 30, 2015, marketing and selling expenses of $319,736 increased by $284,932 from $34,804 for the six months ended June 30, 2014. The increase is a result of the company preparation for the commencement of sales.  The company has also started negotiations in various parts of the world for the sale of distribution licenses for the sale of the company’s pharmaceuticals.

Sales

This quarter we recorded our first sales.  Sales of $58,543 were recorded in our nutraceutical products division.  Cost of sales was $8,430 for a gross profit of $50,113.  These sales represent new customers who should be reordering to maintain the start of a continuous sales stream.

Operating Expenses

Professional fees
During the second quarter ended June 30, 2015, professional fees expenses were $46,783, a decrease of $6,309 from the second quarter of 2014 professional fees expense of $53,092.  The decrease can be attributed to decrease in legal expenses for the quarter.

During the first six months ended June 30, 2015, professional fees expenses were $97,203, a decrease of $5,795 from the first six months of 2014 professional fees expense of $102,998.  The first quarter of 2014 included the costs of an equity raise, the company did not have these expenses in the six months ended June 30 2015.
Research and development
Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products.  Also included in research and development are laboratory consumables.
During the second quarter ended June 30, 2015, research and development expenses of $297,858 increased by $30,064 from $267,794 for the second quarter of 2014. The increase was a result of the company's increased focus on development work.

During the six months ended June 30, 2015, research and development expenses of $693,978 increased by $308,487 form $385,491 for the first six months of 2014. The increase was a result of the company’s increased focus on development work.
General and administrative
During the second quarter of 2015, we incurred general and administrative expenses of $455,427 a decrease of $1,063,750 from $1,519,177 for the second quarter of 2014.  The decrease in expense for the second quarter of 2015 is the result of the decrease in shares issued for consulting services in lieu of cash.  In addition the market price of the companies common shares were much higher in 2014, which also increased the expense to general and administrative expenses in 2014.
During the first six months of 2015, we incurred general and administrative expenses of $1,509,702, a decrease of $819,013 from $2,328,715 for the first six months of 2014.  The decrease in expense for the first six months 2015 is the result of the decrease in shares issued for consulting services in lieu of cash.  In addition the market price of the companies common shares were much higher in 2014, which also increased the expense to general and administrative expenses in 2014.

Marketing and selling
During the second quarter ended June 30, 2015, marketing and selling expenses of $50,551 increased by $20,707 from $29,844 for the second quarter of 2014. The increase is a result of the company preparation for the commencement of sales.

During the six months ended June 30, 2015, marketing and selling expenses of $319,736 increased by $284,932 from $34,804 for the six months ended June 30, 2014. The increase is a result of the company preparation for the commencement of sales.  The company has also started negotiations in various parts of the world for the sale of distribution licenses for the sale of the company’s pharmaceuticals.

Interest expense
Interest expense of $26,703 for the second quarter ended June 30, 2015 an increase of $3,882 from $22,821 for the second quarter of 2014.  The increase is attributed to an increase in loans from stockholders during the period.

Interest expense of $49,353 for the six months ended June 30, 2015 an increase of $4,418 from $44,935 for the six months ended June 30, 2014.  The increase is attributed to an increase in loans from stockholders during the period.

Liquidity and Capital Resources

At June 30, 2015 we had a working capital deficit of $2,017,109, which is an increase of $475,588 from the December 31, 2014 deficit balance of $1,541,521.  The increase in the deficit is largely a result of the loss for the six months of $2,619,859 netted by common stock issued for services and common stock issued to convert liabilities of $1,077,743 and $761,849 respectively, as well as $159,750 of additional advances from the CEO.  The reaming difference of $144,929 is made up of balance asset and liability fluctuations.

Expenses incurred during 2015 have been paid for by related parties including our current CEO and President as well as through the gross profit on sales in the second quarter. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholders and equity raises to pay expenses until such time as we can generate sufficient cash flows to pay our ongoing operational costs. There is no assurance that the company will continue to obtain equity raises before the company develops revenue sources with sufficient cash flow to pay expense.

During the six months ended June 30, 2015 the stockholders contributed a net amount of $152,252, made up of $159,750 advanced in cash less $1,962 of expenses paid by the company on behalf of the related party and $5,536 of cash paid back to the related party.  At June 30, 2015 and December 31, 2014, we had cash on hand of $0 and $286,481, respectively.  At June 30, 2015 we had notes payable - related party of $1,158,642, compared to $1,006,391 at December 31, 2014.  The increase represents additional contributions from stockholders during the six months ended June 30, 2015.  Accrued interest – related party at June 30, 2015 was $232,198 compared to $182,845 at December 31, 2014, which increase reflects the added interest of $49,353 in the related party payable.  Accounts payable and accrued liabilities increased by $38,159 from $299,099 at December 31, 2014, to $327,258 at June 30, 2015, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

At June 30, 2015, we had a stockholders' deficit of $1,892,427 compared to a stockholders' deficit of $1,398,275 at December 31, 2014.  The increase in stockholders' deficit is primarily attributed to operating loss in the six month period ended June 30, 2015.

As of August 6, 2015, we had bank indebtedness $4,152.  We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next nine months, although we will need to limit cash outlays for research and product development until we can secure additional funds.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties and the gross profit from sales for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties as well as the gross profit on sales to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

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

We expect to incur significant operating losses for the next several years and until we are able to formulate a commercially viable product.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	Continue to undertake formulation of novel products and subsequent preclinical and clinical trials for our product candidates;
•	Seek regulatory approvals for our product candidates;
•	Develop, formulate, manufacture and commercialize our products;
•	Implement additional internal systems and develop new infrastructure;
•	Acquire or in-license additional products or technologies, or expand the use of our technology;
•	Maintain, defend and expand the scope of our intellectual property; and
•	Hire qualified personnel.
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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2015. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities sold by us during the quarter ended June 30, 2015 that were not otherwise disclosed by us on Form 8-K except as set forth below:

On May 22, 2015, we issued a total of 62,285,718 shares to management and directors in satisfaction of accrued liabilities at the price of $0.007 per share.   The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On June 19, 2015, we issued 15,000,000 shares to management and directors for services rendered at the price of $0.015 per share.   The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

EASTGATE BIOTECH CORP.
Date: August 19, 2015	By: /S/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2015	By: /S/ Brian Lukian
Brian Lukian
Chief Financial Officer
(Principal Accounting Officer)