Form 10-Q
period 2015-09-30
EASTGATE BIOTECH CORP
filed 2015-11-23
CIK 1099574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 23, 2015
Common Stock, $0.00001 par value	290,872,175

PART  I   —   FINANCIAL INFORMATION

Item 1.     Financial Statements
The accompanying unaudited balance sheet of Eastgate Biotech Corp. at September 30, 2015, related unaudited statements of operations and cash flows for the periods ended September 30, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  Operating results for the period ended September 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

EASTGATE BIOTECH CORP
(Formerly Eastgate Acquisitions Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current
Cash	$-	$286,481
Accounts Receivable	35,993	-
Deposits	55,333	-
Sales tax recoverable	75,465	53,208

Total current assets	166,791	339,689

Other assets
Property & Equipment, net	197,954	143,246
		-

Total other assets	197,954	143,246

Total assets	$364,745	$482,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	$5,948	$-
Accounts payable and accrued liabilities	337,359	299,099
Accrued liabilities related party	215,178	388,675
Deferred rent	2,512	4,200
Capital lease obligation - Current Portion	7,621	-
Accrued interest - related parties	261,647	182,845
Notes payable - related parties	1,278,120	1,006,391

Total current liabilities	2,108,385	1,881,210

Long term liabilities
Capital lease obligation - long term	52,650	-

Total long term liabilities	52,650	-

Total Liabilities	2,161,035	1,881,210

Stockholders' equity (deficit)
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value
no shares issued at September 30, 2015 and December 31, 2014	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value
290,662,175 and 89,635,234 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	2,907	896
Additional paid-in capital	9,003,626	5,957,771
Accumulated other comprehensive income	25,062	15,268
Accumulated deficit	(10,827,885)	(7,372,210)

Total stockholders' Equity (Deficit)	(1,796,290)	(1,398,275)

Total liabilities and stockholders' equity (deficit)	$364,745	$482,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$73,179	$-	$131,722	$-

Cost of goods sold	11,059	-	19,489	-

Gross profit	62,120	-	112,233	-

OPERATING EXPENSES

Professional fees	26,757	22,943	$123,960	$125,941
Research & development	257,380	308,044	951,358	693,535
General and administrative	464,756	575,604	1,974,458	2,904,319
Marketing and selling	119,594	23,526	439,330	58,330

Total Operating Expenses	868,487	930,117	3,489,106	3,782,125

LOSS FROM OPERATIONS	(806,367)	(930,117)	(3,376,873)	(3,782,125)

Other items
Interest expense	(29,449)	(23,112)	(78,802)	(68,047)

Total other items	(29,449)	(23,112)	(78,802)	(68,047)

LOSS BEFORE INCOME TAXES	(835,816)	(953,229)	(3,455,675)	(3,850,172)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(835,816)	$(953,229)	$(3,455,675)	$(3,850,172)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	217,302,267	50,204,563	161,087,899	42,974,824

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended as follows:

Net Loss	(835,816)	(953,229)	(3,455,675)	(3,850,172)

Other Comprehensive Loss - foreign currency translation	15,107	(4,497)	9,794	12,649

Comprehensive Loss	$(820,709)	$(957,726)	$(3,445,881)	$(3,837,523)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
(Formerly Eastgate Acquisitions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30	September 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,455,675)	$(3,850,172)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party		4,938
Common stock issued for services	1,413,109	1,263,911
Depreciation	30,693	18,723
Stock options issued	291,427	-
Changes in operating assets and liabilities:
Accrued interest	78,802	46,920
Prepaid asset	(55,333)	(40,242)
Accounts payable	67,498	(92,294)
Accounts Receivable	(38,392)	-
Accrued liabilities related party	1,150,291	1,517,962
Sales tax recoverable	(31,283)	(40,546)
Deferred rent	(1,206)	-

Cash flows used in operating activities	(550,069)	(1,170,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(95,903)

Cash flows used in investing activities	-	(95,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(4,130)	(24,380)
Proceeds from notes payable related party	280,624	125,808
Payments on notes payable related party	(5,536)	(48,166)
Common stock issued for cash	5,000	1,206,500
Net proceeds from Bank indebtedness	6,345	-

Cash flows provided by financing activities	282,303	1,259,762

NET INCREASE (DECREASE) IN CASH	(267,766)	(6,941)
Effect of foreign currency translation adjustments	(18,715)	12,649

Cash, beginning of the period	286,481	458

Cash, end of the period	$(0)	$6,166

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,261	$20,151

Non Cash Financing activities:
Common stock issued to convert liabilities	$1,317,330	$2,025,876
Common stock issued - subscription payable	$-	$2,000
Equipment Purchased for Capital lease obligation And Common Stock	$85,401	$-
Employee Advance repaid for reduction of Notes payable Related Party	$3,359	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Biotech Corp without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $10,827,885 as of September 30, 2015.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

Recent Accounting Pronouncements
In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent.  Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements – Liquidation Basis of Accounting.  Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company will evaluate the going concern considerations in this ASU.  However, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.
In April 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums.  The ASU also requires that the amortization of debt issuance costs be reported as interest expense.  For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted).  The adoption of this ASU will impact the presentation of the Company’s financial statements in future periods should it be successful in raising funds.
In April 2015, the FASB issued ASU 2015-05 related to customer’s accounting for fees paid in a cloud computing arrangement.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted).  The Company does not expect this ASU to have a significant impact on its consolidated financial position, results of operations or cash flows.
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position or statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

Notes payable – related parties
The Company has recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders as Notes payable - related parties on the balance sheet. The amounts comprising Notes payable – related parties bear interest ranging from 5 percent per annum to 10 percent per annum, are unsecured and are due and payable upon demand.

 During the nine months ended September 30, 2015 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $280,624, and have had expenses paid by the Company of $3,359 on their behalf.  At September 30, 2015 the Company has repaid $5,536 of related party loans.  During the year ended December 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $4,938 and advanced cash to the Company of $190,880.  As of September 30, 2015 and December 31, 2014, the Company owed $261,646 and $182,845 of accrued interest to related parties, respectively, resulting from interest expense of $78,802 and $88,879, respectively.

NOTE 5 – SALES TAX RECOVERABLE

Sales tax receivable
The Company recovers sales tax paid, for which returns are filed on annual basis. At September 30, 2015, $75,465 was claimed as recoverable compared to the December 31, 2014 balance of $53,208.  Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION

On August 21, 2015 the Company entered into a capital lease agreement to purchase equipment. The lease had a term of 60 months starting August 21, 2015 with the final payment due on June 21, 2020. The lease specified a monthly rate of $1,797. The lease required minimum lease payments of $107,822 over the term of the lease and recorded at $64,401, which is the present value of the minimum lease payments (less no executor cost) using the effective interest rate of 24.46%. During the nine month ended September 30, 2015 the Company paid principal of $4,130 against the capital lease obligation and corresponding interest of $1,261, leaving an amount owing at the end of the period of $60,271, $52,650 of which is a long-term obligation.

 The equipment was purchased for $85,401, comprisied of $64,401 in lease payments and $21,000 in stock issued at $0.014 per share, or 1,500,000 common shares.

NOTE 7 – STOCKHOLDERS' EQUITY

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

On June19, 2015, the Company issued 15,000,000 shares of common stock to a director and two officers in recognition of the progress made in the development platform being used in various pharmaceutical and natural products.  The shares were issued at the price of $0.0149 per shares.

On August 21, 2015 the Company sold 125,000 Units at a purchase price of $0.04 per Unit in a private placement of its securities to accredited investors for total proceeds of $5,000.  Each Unit consisted of one share of common stock and a five year warrant to purchase one share at an exercise price of $0.04 per share.

On August 21, 2015 the Company issued 870,000 shares of common stock to a consultant for services at a price of $0.014 per share.

On August 25, 2015, The Company issued 1,500,000 shares at closing price of $0.014 as a partial payment for acquisition of equipment (see Note 6).

On September 18, 2015, the Company awarded the issue 5,000,000 shares of common stock to a director and officer for services valued at $50,000 in the natural product division.  The shares were issued at the price of $0.01 per shares.

On September 18, 2015, the Company issued 17,000,000 shares of common stock to two officers and one employee as part of their annual compensation at the price of $0.01 per shares.

On September 18, 2015, the Company issued 55,466,665 shares of common stock in satisfaction of accrued liabilities comprised of $554,667 of compensation owed to the eight who are directors, officers and members of management at the market price of $0.01 per share.

On September 21, 2015 the Company issued 8,000,000 shares of common stock to consultants for services at a price of $0.013 per share.

As of December 31, 2014, the Company had 17,272,300 warrants to purchase common stock.  During the period ended September 30, 2015 the Company issued an additional 8,271,225 warrants.  All outstanding warrants have a weighted average price of $0.11 per share and have a weighted average remaining life of 4.25 years.

The following table summarizes warrants that are issued, outstanding and exercisable
		Warrants Issued & Outstanding
Exercise	Expiration	September 30	December 31
Price	Date	2015	2014
$0.25	March 14, 2019	3,495,000	3,495,000
$0.25	March 21, 2019	3,480,000	3,480,000
$0.25	June 6, 2019	2,022,300	2,022,300
$0.05	October 16, 2019	150,000	150,000
$0.04	December 31, 2019	8,125,000	8,125,000
$0.04	January 5 , 2020	8,146,225	-
$0.04	August 17, 2020	125,000	-

		25,543,525	17,272,300

Stock Options
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

On October 5, 2015 the Company sold 200,000 common shares at a price of $0.10 per share in a private placement of its securities to accredited investors for total proceeds of $20,000.   Associated with this transaction is another 10,000 common shares in finders fees.

On October 7, 2015 the Company signed an agreement with Andrew Garrett Inc. as financial advisor and placement agent in connection with a private placement of unregistered securities of up to $20 million.  Upon signing this agreement the Company issued Andrew Garrett Inc. a fee of 16,171,627 warrants to purchase common stock of the corporation at $0.00001 per common share.  The warrants expire in 5 years.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company's financial statements for the three months ended September 30, 2015 and 2014.

	For the Three Months ended		For the Nine Months ended
	September 30		September 30
	2015	2014	2015	2014
Revenues	$73,179	$-	$131,722	-
Cost of sales	11,059	-	19,489	-
Gross profit	62,120	-	112,233	-

Operating Expenses
Professional fees	26,757	22,943	123,960	125,941
Research & development	257,380	308,044	951,358	693,535
General & administrative	464,756	575,604	1,974,458	2,904,319
Marketing and selling	119,594	23,526	439,330	58,330

Total operating expenses	868,487	930,117	3,489,106	3,782,125

Loss from operations	(806,367)	(930,117)	(3,376,873)	(3,782,125)

Interest income	(29,449)	(23,112)	(78,802)	(68,047)

Net loss	$(835,816)	$(953,229)	$(3,455,675)	$(3,850,172

			September 30	December 31
			2015	2014

Total assets			$364,745	$482,935
Working Capital			$(1,941,594)	$(1,541,521)

Results of Operations

We recorded revenue for the second consecutive quarter.  Sales recorded were in our natural products division.  During the three months ended September 30, 2015, our net loss was $835,816 compared to a net loss of $953,229 for the three months ended September 30, 2014. The decreased loss for 2015 of $117,413 was primarily due to the fact the company had reduced G&A expenses of 110,848.  The professional fees and marketing & selling expenses increased respectively by $3,814 and $96,068, whereas research and development expenses decreased by $50,664.  These changes in expenditures combined with a gross profit on sales of $62,120 resulted in the decreased loss of $117,413 for the quarter.

During the Nine months ended September 30, 2015, our net loss was $3,455,675 compared to a net loss of $3,850,172 for the nine months ended September 30, 2014. The decreased loss for 2015 of $394,497 was primarily due to the fact the company had reduced G&A expenses of 929,861 plus a decrease in professional fees expense of $1,981.The marketing & selling expenses and research & development expenses increased respectively by $381,000 and $257,823.  These changes in expenditures combined with a gross profit on sales of $112,233 resulted in the decreased loss for the nine month period of $394,497.

Sales

This quarter we recorded revenue of $73,179 in our natural products division including for very first time $1,800 of royalty income from a licensed manufacturer who manufacturers and sells some of our natural products under a private label.  Cost of sales was $11,059 for a gross profit of $62,120. These sales represent new customers who should be reordering to maintain the start of a continuous sales stream.

For the nine month period we recorded revenue of $131,722 in our natural products division and for very first time we received $1,800 of royalty income from a licensed manufacturer who manufacturers and sells some of our natural products under a private label.  Cost of sales was $19,489 for a gross profit of $112,233. These sales represent new customers who should be reordering to maintain the start of a continuous sales stream.

Operating Expenses

Professional fees
During the third quarter ended September 30, 2015, professional fees expenses were $26,757, an increase of $3,814 from the third quarter of 2014 professional fees expense of $22,943.  The increase can be attributed to increase in legal expenses for the quarter.

               During the first nine months ended September 30, 2015, professional fees expenses were $123,960, a decrease of $1,981 from the first nine months of 2014 professional fees expense of $125,941.  The first quarter of 2014 included the costs of an equity raise; the company did not have these expenses in the nine months ended September 30 2015.

Research and development
Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products.  Also included in research and development are laboratory consumables.

                During the third quarter ended September 30, 2015, research and development expenses of $257,380 decreased by $50,664 from $308,044 for the third quarter of 2014. The decrease was a result of the company's lack of cash available in 2015.

                During the nine months ended September 30, 2015, research and development expenses of $951,358 increased by $257,823 from $693,535 for the first nine months of 2014. The increase was a result of the company’s increased focus on development work, which dropped off in the third quarter due to a lack of cash.

General and administrative
                During the third quarter of 2015, we incurred general and administrative expenses of $464,756 a decrease of $110,848 from $575,604 for the third quarter of 2014.  The decrease in expense for the third quarter of 2015 is the result of the decrease in shares issued for consulting services in lieu of cash.  In addition the market price of the companies common shares were much higher in 2014, which also increased the expense to general and administrative expenses in 2014.
      During the first nine months of 2015, we incurred general and administrative expenses of $1,974,458, a decrease of $929,861 from $2,904,319 for the first nine months of 2014.  The decrease in expense for the first nine months 2015 is the result of the decrease in shares issued for consulting services in lieu of cash.  In addition the market price of the companies common shares were much higher in 2014, which also increased the expense to general and administrative expenses in 2014.

Marketing and selling
During the third quarter ended September 30, 2015, marketing and selling expenses of $119,594 increased by $96,068 from $23,526 for the third quarter of 2014. The increase is a result of the company preparation for the commencement of sales.

During the nine months ended September 30, 2015, marketing and selling expenses of $439,330 increased by $381,000 from $58,330 for the nine months ended September 30, 2014. The increase is a result of the company preparation for the commencement of sales.  The company has also started negotiations in various parts of the world for the sale of distribution licenses for the sale of the company’s pharmaceuticals.

Interest expense
Interest expense of $29,449 for the second quarter ended September 30, 2015 an increase of $6,337 from $23,112 for the third quarter of 2014.  The increase is attributed to the larger balance in loans from stockholders during the period.

Interest expense of $78,802 for the nine months ended September 30, 2015 an increase of $10,755 from $68,047 for the nine months ended September 30, 2014.  The increase is attributed to the larger balance in loans from stockholders during the period.

Liquidity and Capital Resources

At September 30, 2015 we had a working capital deficit of $1,941,594, which is an increase of $400,073 from the December 31, 2014 deficit balance of $1,541,521.  The increase in the deficit is largely a result of the loss for the nine months of $3,376,873 netted by common stock issued for services and common stock issued to convert liabilities of $1,434,923 and $1,316,516 respectively, as well as $280,624 of additional advances from the CEO.  The reaming difference of $344,810 is made up of balance asset and liability fluctuations.

Expenses incurred during 2015 have been paid for by related parties including our current CEO and President as well as through the gross profit on sales in the second and third quarter. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholders and equity raises to pay expenses until such time as we can generate sufficient cash flows to pay our ongoing operational costs. There is no assurance that the company will continue to obtain equity raises before the company develops revenue sources with sufficient cash flow to pay expense.
During the nine months ended September 30, 2015 the stockholders contributed a net amount of $271,729, made up of $280,624 advanced in cash less $3,359 of expenses paid by the company on behalf of the related party and $5,536 of cash paid back to the related party.  At September 30, 2015 and December 31, 2014, we had bank indebtedness and cash on hand of ($5,948) and $286,481, respectively.  At September 30, 2015 we had notes payable - related party of $1,278,120, compared to $1,006,391 at December 31, 2014.  The increase represents additional contributions from stockholders during the nine months ended September 30, 2015.  Accrued interest – related party at September 30, 2015 was $261,647 compared to $182,845 at December 31, 2014, which increase reflects the added interest of $78,802 in the related party payable.  Accounts payable and accrued liabilities increased by $38,260 from $299,099 at December 31, 2014, to $337,359 at September 30, 2015, capital lease payable increased by $60,271 due to the financing of lab equipment purchased in the third quarter of 2015.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

At September 30, 2015, we had a stockholders' deficit of $1,796,290 compared to a stockholders' deficit of $1,398,275 at December 31, 2014.  The increase in stockholders' deficit is primarily attributed to the operating loss in the nine month period ended September 30, 2015.

As of November 4, 2015, we had a bank balance of $37,645.  We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next three months, although we will need to limit cash outlays for research and product development until we can secure additional funds.  We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds.  We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program.  We estimate that cash requirements for the next twelve months will be approximately $5,000,000.  In the past year, we have relied on advances from related parties and the gross profit from sales for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties as well as the gross profit on sales to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $2,875,099 as of December 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2014 or the nine month period ended September 30, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent.  Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements – Liquidation Basis of Accounting.  Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company will evaluate the going concern considerations in this ASU.  However, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In April 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums.  The ASU also requires that the amortization of debt issuance costs be reported as interest expense.  For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted).  The adoption of this ASU will impact the presentation of the Company’s financial statements in future periods should it be successful in raising funds.

In April 2015, the FASB issued ASU 2015-05 related to customer’s accounting for fees paid in a cloud computing arrangement.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted).  The Company does not expect this ASU to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2015. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2015 the Company sold 125,000 Units at a purchase price of $0.04 per Unit in a private placement of its securities to accredited investors for total proceeds of $5,000.  Each Unit consisted of one share of common stock and a five year warrant to purchase one share at an exercise price of $0.04 per share.  As a result of this transaction, the Company issued 125,000 shares of common stock and 125,000 warrants.

On August 21, 2015, we issued 870,000 shares of common stock to a consultant for services rendered at the price of  $0.014 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 25, 2015, the Company issued 1,500,000 shares at closing price of $0.014 as a partial payment for acquisition of equipment. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 18, 2015, the Company awarded the issue 5,000,000 shares of common stock to a director and officer in recognition of the progress made in the natural product division.  The shares were issued at the price of $0.01 per shares.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 18, 2015, the Company issued 17,000,000 shares of common stock to two officers and one employee as part of their compensation at the price of $0.01 per shares. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 18, 2015, we issued 55,466,665 shares to management and directors in satisfaction of accrued liabilities at the price of $0.01 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 21, 2015, we issued 8,000,000 shares of common stock to consultants for services rendered at the price of  $0.013 per share.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

EASTGATE BIOTECH CORP.

Date: November 23, 2015	By: /S/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2015	By: /S/ Brian Lukian
Brian Lukian
Chief Financial Officer
(Principal Accounting Officer)