Form 10-K
period 2015-12-31
EASTGATE BIOTECH CORP
filed 2016-11-18
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-52886

EASTGATE BIOTECH CORP
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4______________________

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (647) 692-0652

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $3,694,442. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2015have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of October 31, 2016 was 306,822,175.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EASTGATE BIOTECH CORP.

PART I

Item 1. Business.

Corporate History

Eastgate Biotech Corp., a Nevada corporation, was organized on September 8, 1999 under the name of Eastgate Acquisitions Corporation for the purpose to engage in investigating prospective business opportunities with the intent to acquire or merge with one or morebusinesses. In March 2002, we changed our corporate name to Talavera’s Fine Furniture in anticipation of making an acquisition. However, the acquisition was not finalized and in November 2006, we changed our name back to Eastgate Acquisitions. In October 2007, the name was changed to Eastgate Acquisitions Corporation and we continued our search for business opportunities. In November 2014, we amended our Restated Articles of Incorporation to change our name to "Eastgate Biotech Corp." from "Eastgate Acquisitions Corporation".

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

Business Activities

We are primarily engaged in the development of novel formulations of natural compounds and pharmaceutical products. We intend to accomplish this by developing our proprietary self-emulsifying drug delivery systems, predominantly forming nanoemulsions. Although we have not finalized any pharmaceuticals products and are in the early stages of research, our goal is to be able to develop patentable formulations of pharmaceutical, nutraceutical dietary supplements and consumer health products. We recently started marketing and distribution and have limited sales for some of our nutraceuticals products.

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

In developing our proposed products, we intend to use modern delivery technologies. Some examples are:

•	nanoemulsification and self-nanoemulsification;

•	polymer-lipid mixed micelles; and

•	solubility improvement of poorly soluble compounds for molecules with known biological activity and well established safety profiles.

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

Hydrophobic compounds. Compounds that are repelled by water and are usually insoluble in water. Examples of hydrophobic compounds include oils, fats, waxes and greasy substances. The word hydrophobic is constructed of two Greek words: hydro – water, and phobic– fear, which means something with a fear of water.

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

Pharmaceutical Products in development

•	Lorazepam oral spray intended for treatment of acute seizures and based on our proprietary self-nanoemulsifying composition.

•	Ketoconazole 2% topical ointment intended for treatment of superficial fungal infections and based on use of our proprietary solubilization platform.

•	Metformin chewable/sublingual tablet based on proprietary composition and intended to allow effective taste masking of incorporated Metformin.

Natural products and dietary supplements in development

•	E-DROPS NANO – self-nanoemulsifying composition containing natural essential oils for oral administration.

•	PURALEN - self-emulsifying composition of essential oils for oral administration.

•	GLUCORA – soft gelatin capsules with combination of plant extract (standardized Banaba leaf extract, containing 18% of Corosolic acid) and lipoic acid in proprietary self-nanoemulsifying composition.

•	URBAN POWER – soft gelatin capsules with combination of plant extracts (standardized Ursolic acid from Sage and Banaba leaf extract with 18% of Corosolic acid) in proprietary self-nanoemulsifying composition.

•	VITAMIN D3 NANOEMULSION – Nanoemulsion with Cholecalciferol (vitamin D3).

•	CLEANEZZE – Hand sanitizer containing essential oil.

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

Technology and Products

Our research is focused on establishing that our technology can improve solubility of poorly soluble drugs. Our technologies are in the early stage of development. Numerous studies will have to be conducted to support our current hypothesis about our technologies. To date, we have done a limited amount of work with our proposed products and do not have sufficient knowledge as to whether any will be successful or our technologies validated. We are partially relying on the research data that was published in scientific journals. There are no assurances that third party findings will be replicated by our own research in the future. Our proposed products, based on our technology, will have to be supported by our own extensive research that will take a long time and significant resources to accomplish. Some of the relevant findings published in scientific literature used as a basis for our technology and the proposed products are presented below.

There are several scientific reviews describing the use of self-emulsifying formulations for improvement of solubility and bioavailability of poorly soluble compounds. Referencing a review by He C-X. et al, (2010), at least 40% of new pharmacologically active chemical entities identified by high-throughput screening have a problem with water solubility. Poor water solubility correlates with numerous issues such as impaired bioavailability and increased cost of drug products. Oral administration of poorly water-soluble drugs can result in low drug dissolution rate and poor absorption in the gastrointestinal tract, whereas intravenous administration of such compounds accompanied by adverse effects and toxic reactions as a result of the precipitation and aggregation of poorly soluble drugs. Therefore, efforts have been made to improve the solubility of the drug candidates. The usual formulation strategy is the conversion of a drug into a salt form by pH adjustment, if possible. If the drug is intrinsically insoluble, there are still various strategies available, such as the use of co-solvents, inclusion complexes, nanosuspensions, micelles, liposomes, polymeric nanoparticles, micro- and nanoemulsions or solid dispersions.1

_____________

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

_______________

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

Lorazepam oral spray is still in the research stage and our goal is to develop it with the following features:

•	Easy and fast non-invasive administration;

•	Fast onset of action;

•	Suitable for self-administration;

•	Can be administered in a hospital or outpatient setting; and

•	Easy and convenient control of delivered doses.

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

Our goal for this proposed product is to develop a patentable tablet formulation and process for which the tablet can be manufactured using standard pharmaceutical equipment. All ingredients are USP/NF or pharmaceutical grade and listed in FDA Inactive Ingredients Guide and Canadian List of Acceptable Non-Medicinal Ingredients.

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

The primary limitation for wide use of this product is a strong astringent taste and some stomach irritation resulting is consumer dissatisfaction. Using a proprietary technology, we have developed a process that can incorporate the essential oils into a self-nanoemulsifying composition, which forms nanoemulsion when added to water. We believe the resulting nanoemulsion has a more pleasing taste and reduces the loss of active components due to adhesion to walls of the cup. We have determined that droplet size of the formed emulsion is around 100 to 200 nm. The main active ingredient of the E-drops Nano is Juniper extract in form of steam distilled essential oil. According to CFR 21, Juniper essential oil is a Generally Recognized As Safe (“GRAS”) material (CFR 21 part 582.20) and mentioned as a component of digestive aid products (CFR 21, § 310.545 part (8)(ii) of FDA HHS). The properties of Juniper extract are described in scientific literature as a diuretic, carminative and digestive aid.4 E-drops Nano has received a Natural Product Number from Health Canada (NPN 80030783).

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

________________

4 Juniper is included in Health Canada monograph http://webprod.hc-sc.gc.ca/nhpid-bdipsn/monoReq.do?id=123&> (internet link) and other compendial sources:

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

Other Proposed Products

In addition to the above product candidates, we believe that our technologies can be applied to additional products that could potentially compete with similar products already on the market. Using our existing technologies, we are developing with a goal of commercializing three new products:

•	Vitamin D3, our formulation of Vitamin D in nanoemulsion;

•	V-Cleanzz, a vegetable wash with bactericidal components; and

•	CleanEzze, a hand sanitizer containing essential oil.

None of the company’s natural health products contain any new ingredients. All ingredients used in our natural health products are on the list of approved ingredients with the regulatory bodies.  The FDA does not require any notification or registration for natural health products or dietary supplements.

________________

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

• Section 505(b)(2)

An application under section 505(b)(2) of Federal Food, Drug and Cosmetic Act contains full safety and effectiveness reports, but allows at least some of the information required for approval to come from studies not conducted by or for the applicant. This application can only be used for drugs that are similar or equivalent to the ones already approved by the FDA in an NDA for another company. The applicant does not need to get permission from the original filer to use their information and it allows the applicant to rely onstudies published in the scientific literature to demonstrate the safety and effectiveness of new drug. The 505(b)(2) application is intended to encourage sponsors to develop innovative medicines using currently available products by significantly reducing the time and money to bring new application of an old drug to market. There is no assurance that any of our proposed products will satisfy the requirements for Section 505(b)(2) approval, or that we will be successful in completing the shortened approval process for any product. If we are unable to use the 505(b)(2) process, we will experience a significant increase in development expenses and approval time will be considerably longer. This could ultimately preclude the marketing of our proposed products, which could have a serious negative affect to our business plan and potential for future revenues.

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

Nutraceuticals have become an important part of mainstream health care. We believe the market for nutraceuticals is growing. Although public awareness of nutraceuticals is increasing, only a small percentage of North Americans actually use nutraceuticals on a regular basis. Thus we believe there is a potential new market for these products for the following reasons:

•	Increased use of nutraceutical products for the over-50 population segment, whose numbers are increasing;

•	Increased awareness that nutraceuticals is an important part of mainstream health care; and

•	Price increases.

Marketing Strategies

We have formulated a strategy that we believe will differentiate us as a company by:

•	focusing on science;

•	developing unique nutraceuticals and related products;

•	securing a proprietary position for our products;

•	advertising aggressively and marketing through all appropriate distribution channels using all professional means; and

•	providing information by a company website to be developed.

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

Our marketing and sales outline is as follows:

•	A complete review and analysis of the proposed product’s market.

•	Use of groups conducted with the professional community and general consumers to identify professional and consumer preferences.

•	Based on research results, create a product identity.

•	Form product identity, establish professional and consumer strategic directions, which would affect product design, packaging, advertising, consumer promotion, and product publicity.

•	Develop and launch a marketing plan with all elements and budget for both professional and consumer.

•	Actual implementation of the plan to include product design changes, packaging, advertising, consumer promotion, display, and product publicity.

•	Consider using a sales organization for retail sales and a broker for the remainder of sales.

Initially, we intend to focus on marketing our proposed natural health products and on establishing distribution networks. We intend to market products as they become ready for sale, including satisfaction of any regulatory requirements. Initially during the next twelve months, we plan to market only natural products and hope to add new natural products during the next three years. Presently, only E-drops Nano, PURALENTM and GlucoraTM are completed and ready for commercial marketing. Additional products that we believe may be marketable in the next twelve months include the following:

•	Vitamin D3

•	CleanEzze

•	V-Cleanzz

•	WartsX

•	URBAN POWERTM

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

In September 2014, we entered into a licensing agreement with Purine Pharma LLC. Under the licensing agreement Purine Pharma will manufacture, market and distribute our nutraceutical product line under its own private label and promote the products within the international markets within Purine Pharma already markets and distributes. The agreement also provides Eastgate the option to use Purine Pharma as a contract manufacturer for its own brand name label for its own customers. Purine Pharma pays a royalty fee to Eastgate on sales of the products.

In February 2015, through our wholly owned subsidiary Eastgate Pharmaceuticals Inc., we engaged Preferred Nutrition Inc. to distribute the company’s nutraceutical and natural consumer products across Canada. Preferred Nutrition is a Canadian premier distribution company founded in 2002 supplying to approximately 1,200 independent health food stores across Canada. Preferred Nutrition is initially distributing E-drops under its own name, and is reviewing the distribution of other Eastgate products, such as Vitamin D3 drops and Glucora.

In May 2015, we engaged PharmaCenter Ltd. to market and distribute our E-drops in Slovakia and the Czech Republic after a successful registration of the product with local health authorities. PharmaCenter Ltd. headquartered in Budapest, Hungary and has subsidiaries in Slovakia and Czech Republic. Its main focus is in the business of selling innovative oncology, urology, onco-urology, OB-GYN and orphan drugs.

In June 2015 we executed a distribution and marketing agreement with Impex Helathcare to market and distribute Glocora in Bangladesh. Impex Healthcare is based in Dhaka, Bangladesh and is engaged in the import, marketing and distribution of various innovative healthcare products.

During the next three-year period, we intend to continue development of our proposed pharmaceutical products and carry on our research to satisfy the more stringent requisite pre-clinical and clinical requirements of the regulatory agencies. Because of the uncertainty in regards to funding and uncertainty in regards to regulatory approval, we are unable to precisely estimate when proposed pharmaceutical products will be available for sale. We currently have the development of Lorazepam Oral spray as our top priority, with the development of intraoral insulin formulation and Metformin tablet following shortly thereafter. Because we intend to pursue co-development partners for all our pharmaceutical products to help with funding, product development priorities may change. It is not possible to indicate at this time which pharmaceutical product will be able to be available on the market first.

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

We have one US patent application for nanoemulsion for oral administration of essential oils (application # 2013/0029978 A1 Medicinal Compositions And Method For Treatment Of Urinary Tract Infections). Several patent applications are in preparation and will be filed in 2016 or 2017 after obtaining of supporting animal experimental data, provided we have sufficient funding.

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

All four patent applications above were assigned to us pursuant to the Assignment Agreement dated October 28, 2014 for a period of five years with option to renew. The agreement also contains certain provisions for earlier termination in case of bankruptcy, nonperformance or material breach. In October of 2016 we amended the Assignment Agreement to reduce the initial term to expire on March 1, 2017. The amendment includes additional specific financial and performance milestones that, if not met, can be considered grounds for an earlier termination.

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

We also rely on technological know-how, composition’s trade secrets and other unpatented proprietary information. We will seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors and collaborators.

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

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing, distributing and selling drugs.

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

Research and Development

We expended $1,118,150 and $840,240 during the 2015 and 2014 fiscal years on research and development. It is our goal to conduct our research programs as necessary funds are available. The specific requirements for our various product candidates are as follows:

Pharmaceutical prescriptions

•	EGP-1214, an intraoral insulin tablet.

•	Lorazepam oral spray for acute seizures emergency treatment.

•	2% Ketoconazole ointment for treatment of susceptible skin fungal infections.

•	Metformin Chewable Tablets.

Our three proposed products above are all pharmaceutical prescription products and require the FDA approval process as discussed above. The pre-clinical process could take three years or more and require up to $20 million for each product. We anticipate that we will proceed with the research process as funds are available. We will most likely seek approval first in the U.S. and Canada.

Natural health products

•	E-drops Nano

•	Vitamin D3

•	CleanEzze

•	V-Cleanzz

•	WartsX

•	GlucoraTM

•	URBAN POWERTM

•	PURALENTM

We believe that the eight proposed products above are all natural health products and do not require FDA approval as discussed above. Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements. E-drops Nano, PURALENTM and GlucoraTM are presently available to be marketed. We anticipate that all the above products will be available to be marketed in the next 12 months, subject to funding.

Our business plan is to market only natural products in the first fiscal year and add additional new natural products each fiscal year for at least the first three years. The estimated cost of development using our self-emulsifying vehicle delivery system is approximately $200,000 to $500,000 for each product. We have completed the development of E-drops Nano, PURALEN and Glucora. Our plan is to complete the development of Vitamin D3, WartsX, CleanEzze, V-Cleanzz and Urban Power. We have not made a determination as to the next natural products that we will concentrate efforts, although future development will depend primarily on available funds.

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

We presently do not have any firm agreement or understanding that will provide adequate funding to execute our business plan, although management continues to explore possible funding opportunities.  However, we anticipate having products available for sale during 2016 that could provide some cash flow, although there is no assurance that we will realize any proceeds from sales or, that any proceeds realized will be sufficient to execute our business plan. If we are unsuccessful in raising sufficient capital, our timetable for completing development, gaining necessary regulatory approval and marketing our products would be significantly lengthened.

Employees

We currently employ 2 full time employees and 1 part time employee. Currently, our full time employees are only for administration work, until the cash flow improves, we cannot make the commitment to pay management on a regular basis. Our directors and officers are devoting their full time to the company in developing our products and business development as consultants.

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

Properties

On July 1, 2012 we entered into a lease agreement with a related party for office space. The lease has a term of 60 months and shall expire June 30, 2017. On October 31, 2012 we entered into a lease agreement for laboratory facilities and office space. The lease has a term of 55 months and shall expire May 31, 2017. Our combined lease obligations are approximately $79,000 for 2016 and $35,000 for 2017.

Industry Segments

We are presently a start-up company that operates in one reportable business segment: the research, development and commercialization of drug delivery systems and technologies.

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

Our independent auditors include an explanatory paragraph in their report to our financial statements expressing that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 2 to the December 31, 2015 financial statements states that we have not established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. In order to continue as a going concern, we need, among other things, to secure additional capital resources to meet our operating expenses, which we plan to obtain from management and by seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act. Please read “Summary—Emerging Growth Company Status.”

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

We have a limited operating history, recorded limited revenues and no operating profits since inception.

Although the company was formed in 1999, we have had only limited operations and limited revenues since inception. We are deemed a start-up company, which is considered inherently more risky than established companies. Because we have no earnings history and there is no assurance that we will realize future revenues, there is substantial doubt as to whether we will achieve profitability. If we are unsuccessful in the development and commercialization of our proposed products and technology, the negative effect on our business would be substantial and our future would be questionable.

We anticipate needing additional financing in order to accomplish our business plan.

At October 31, 2016, we had cash on hand of $7,845. Management estimates that we will require approximately an additional $5,000,000 over the next twelve months to fully implement our current business plan.  We expect to incur numerous expenses in our efforts to develop and eventually commercialize our proposed products. There is no assurance that we will be able to secure necessary financing, or that any financing available will be available on terms acceptable to us, or at all. Also, any additional offerings of our common stock will dilute the holdings of our then-current stockholders. If necessary, our directors or other stockholders may agree to loan funds to the company, although there are no formal agreements to do so. If we are unable to raise sufficient capital, we would not be able to continue our product development and we would likely have to curtail operations.

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

Our operations to date have been limited to acquiring the Acquired Products and organizing and staffing our company. Our prospective products are in the early stage of development and we have not yet demonstrated the ability to successfully develop and market any products. The potential to generate future revenues and profits from our business depends on many factors, including, but not limited to the following:

•	our ability to secure adequate funding to develop our proposed products and technology into commercially viable products and to obtain regulatory approval of our products;

•	our ability to market those products;

•	the cost and expenses associated with developing products and gaining regulatory approvals;

•	the size and timing of future customer orders, product delivery and customer acceptance, if required;

•	the costs of maintaining and expanding operations;

•	our ability to compete with existing and new entities that offer the same or similar products; and

•	our ability to attract and retain a qualified work force as business warrants.

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

We may forfeit our rights to certain patents and patent applications, our ability to utilize qualified scientific personnel can be jeopardized.

All of our intellectual property and proprietary rights for pharmaceutical product candidates were assigned to us by the scientific team currently working with us. The patent assignment agreement contains certain provisions that may revert the rights to the patents back to the inventors. We also do not have long term contracts with our scientific team and our relationship can be terminated at short notice. In such an event, we will have difficulty retaining and training new scientific team to further develop product candidates that were acquired pursuant to the Acquisition Agreement in 2012.

If our patents are determined to be unenforceable or expire, or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

Our future success will depend in part on our ability to:

•	obtain and maintain patent protection with respect to our products;

•	prevent third parties from infringing upon our proprietary rights;

•	maintain trade secrets;

•	operate without infringing upon the patents and proprietary rights of others; and

•	obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research, development and testing. Our research and clinical approaches may not lead to products or drugs that the U.S. Food and Drug Administration (“FDA”) considers safe for humans and effective for indicated uses. The FDA may require us to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish the competitive advantages that we would otherwise enjoy.

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

Even if we obtain regulatory approval to market our pharmaceutical products or product candidates, many factors may prevent the products from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

•	acceptance of the formulation or treatment by health care professionals and patients;

•	the availability, effectiveness and relative cost of alternative treatments that may be developed by competitors; and

•	the availability of third-party (i.e. insurer and governmental agency) reimbursements.

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

The recently enacted JOBS Act reduces certain disclosure requirements for “emerging growth companies,” thereby decreasing related regulatory compliance costs. We qualify as an emerging growth company as of the date of this report and may continue to qualify as an “emerging growth company” for up to five years. However, we would cease to qualify as an emerging growth company if:

•	we have annual gross revenues of $1.0 billion or more in a fiscal year;

•	we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	we become a “large accelerated filer”, defined by the SEC as a company with a world-wide public float of its common equity of $700 million or more.

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

Our common stock was initially cleared to be quoted on the middle tier of the OTC Markets Group, Inc. (the “OTCQB”) under the trading symbol “ESAQ” in March 2014 and under the trading symbol “ETBI” in December 2014. Inclusion on the OTCQB permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby. In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares would be jeopardized.

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

Our common stock is defined as “penny stock” under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

•	broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;

•	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

•	broker-dealers must disclose current quotations for the securities;

•	if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and

•	a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

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

 Any trading market for our shares will most likely be very volatile and subject to numerous factors, many beyond our control. Some factors that may influence the price of our shares are:

•	our ability to develop our patents and technology into commercially viable products;

•	our ability to achieve and maintain profitability;

•	changes in earnings estimates and recommendations by financial analysts;

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new products or drugs, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions.

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

A substantial portion of our voting stock is held by our officers and directors.

Approximately 31.1% of our outstanding shares of common stock are held by our directors and officers. In particular, as of October 2016, Anna Gluskin, our CEO and director, owns 37,406,224 shares and Rose Perri, our President, owns 33,907,424 shares, which represent 12.2% and 11.1% of our outstanding shares, respectively. These persons have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

We are authorized to issue 450 million shares of common stock, of which, as of October 31, 2016, 306,822,175 shares of common stock are issued and 143,177,825 shares are unissued. Included in this number are 41,715,152 shares reserved for issuance upon the exercise of warrants and 10,375,000 shares reserved for issuance upon the exercise of options. Our board of directors has broad discretion for future issuances of common stock, which may be issued for cash, property, services rendered or to be rendered, or for several other reasons. We also could possibly issue shares to make it more difficult or to discourage an attempt to obtain control of the company by means of a merger, tender offer, proxy contest, or otherwise. For example, if in the due exercise of its fiduciary obligations the board determines that a takeover proposal was not in the company's best interests, unissued shares could be issued by the board without stockholder approval. This might prevent, or render more difficult or costly, completion of an expected takeover transaction.

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

We have 41,715,152 warrants and 10,375,000 options outstanding as of October 31, 2016. There are no other options, warrants or other rights outstanding to purchase our common stock. Management could decide in the future to issue additional convertible securities, such as funding instruments or incentive options to key employees. The issuance of new convertible securities and/or the exercise of outstanding options or convertible securities would further dilute the interests of all of our existing stockholders. Future resale of common shares issuable on the exercise of convertible securities may have an adverse effect on the prevailing market price of our common stock. Furthermore, holders of convertible securities may have the ability to exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock was initially cleared to be quoted on the OTCQB under the trading symbol “ESAQ” in March 2014 and under the trading symbol “ETBI” in December 2014. Prior to March 2014, there was no public market for our common stock. There can be no assurance that a sustainable public trading market will develop for our common stock.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2015
Quarter Ended	High	Low
December 31, 2015	$0.019	$0.012
September 30, 2015	$0.015	$0.009
June 30, 2015	$0.029	$0.007
March 31, 2015	$0.079	$0.028

On October 31, 2016, the closing bid quotation was $0.02.

Holders of Record

On October 31, 2016, there were approximately 109 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

There were no unregistered securities sold by us during the year ended December 31, 2015 and the quarter ended September 30, 2016 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K except:

On January 5, 2015, we issued 8,146,225 units consisting of one share of common stock and a warrant to purchase one share of common stock to management and directors in satisfaction of accrued liabilities at the price of $0.04 per unit. Each warrant has a term of 5 years and an exercise price of $0.04. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On January 30, 2015, we issued 2,000,000 shares of common stock to consultants for services rendered at the price of $0.032 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On March 17 and 18, 2015, we issued a total of 2,350,000 shares to consultants for services rendered at the price of $0.0335 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On July 31, 2015 the Company sold 125,000 Units at a purchase price of $0.04 per Unit in a private placement of its securities to accredited investors for total proceeds of $5,000. Each Unit consisted of one share of common stock and a five year warrant to purchase one share at an exercise price of $0.04 per share. As a result of this transaction, the Company issued 125,000 shares of common stock and 125,000 warrants.

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

On September 18, 2015, the Company issued 17,000,000 shares of common stock to two consultants and one employee as part of their compensation at the price of $0.01 per shares. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 18, 2015, we issued 47,466,665 shares to management and directors in satisfaction of accrued liabilities at the price of $0.01 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

 On September 21, 2015, we issued 8,000,000 shares of common stock to consultants for services rendered at the price of $0.013 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 5, 2015, we issued 200,000 shares of common stock to an accredited investor the total proceeds of $20,000 at the price of $0.10 per share. We issued additional 10,000 shares to a consultant as a finder’s fee. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On February 1, 2016, we issued 23,400,000 shares of common stock to consultants for services rendered at the price of $0.03 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2015:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	10,375,000	$0.0286	6,525,000

Equity compensation plans not approved by security holders	41,715,152	$0.07	N/A

Total	52,090,152	$0.062	6,525,000

Item 6. Selected Financial Data.

Not applicable.

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

Balance sheet

Cash

At December 31, 2015 the company had $19,241 of cash on hand a decrease of $267,240 from the December 31, 2014 balance of $286,481. The decrease is entirely the result of cash used in operations without additional equity raise in 2015. The company has $14,595 in deposits for research and development expenditures in 2015. There were no prepaid deposits in fiscal 2014.

Sales tax receivable

At December 31, 2015 the company had $79,681 of sales tax receivable an increase of $26,473 from the December 31, 2014 balance of $53,208. The Company recovers sales tax paid, for which returns are filed on annual basis. Sales tax recoverable is a result of sales tax paid on eligible expenses.

Property and equipment net of amortization

At December 31, 2015 the company had $184,402 of equipment, net of accumulated depreciation. This was an increase of $41,156 from the December 31, 2014 balance of $143,246. During the year ended December 31, 2015 the company purchased $85,401 of equipment to be used in research and development. During the year ended December 31, 2015 the company amortized equipment for $44,245 resulting in the balance of $184,402 net of amortization at December 31, 2015. During the year ended December 31, 2014 the company amortized equipment for $27,874 resulting in the balance of $143,246 net of amortization at December 31, 2014. During the year ended December 31, 2014 the company acquired $99,823 of equipment to be used in research and development.

Accounts payable and accrued liabilities

At December 31, 2015 accounts payable and accrued liabilities was $361,094, an increase of $61,995 from the December 31, 2014 balance of $299,099. Due to a lack of equity raise and the limited advances from related party the company had to increase accounts payable and accrued liabilities from the previous year.

Deferred revenue

The balance at December 31, 2015 of $23,847 compared to $0 balance at December 31, 2014 represents a deposit from our distributor of our nutraceutical product in Canada.

Accounts payable related party

The balance at December 31, 2015 of $732,125 represents accrued unpaid wages to management. The balance increased by $343,450 from the $388,675 balance at December 31, 2014. During the current year ended December 31, 2015 management converted some of their unpaid wages to common stock of the company at the market rate at the time of conversion. The $388,675 balance at December 31, 2014 represented accrued unpaid wages recorded during the year ended December 31, 2014.

Deferred rent

The balance at December 31, 2015 of $2,064 decreased by $2,136 from the $4,200 balance at December 31, 2014. The balance represents rent of laboratory space during the term of the lease on a straight line basis.

Capital lease obligation.

The balance at December 31, 2015 of $58,516 (including a current portion of $8,130) reflects the balance due on the capital lease entered in 2015 for laboratory equipment to be used for research and development. The lease had a term of 60 months starting August 29, 2015 with the final payment due on June 21, 2020 and advance payment of $21,000 in stock. The lease specified a monthly payment of $1,797. The lease required minimum lease payments of $107,822. The lease was recorded at $64,401, which is present value of minimum lease payment using the company’s incremental borrowing rate of $24.46%. During the twelve months ended December 31, 2015 the company paid principal of $5,885, leaving an amount owing at the end of the period of $58,516.

Notes payable related party

The balance at December 31, 2015 of $1,308,585 increased by $ 302,194 from the $1,006,391 balance at December 31, 2014. During the year ended December 31, 2015 the company financed operations by small equity raise of $25,000 and by advances from shareholders. During the year ended December 31, 2015 the CEO and the current President advanced the company cash of $310,825 and were repaid $5,536 of advances made. In addition during this period they paid $2,337 of expenses on behalf of the company and were reimbursed for $5,432 in expenses they previously paid. This accounts for the increase in notes payable related party for the year ended December 31, 2015 of $302,194.

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

Accrued interest related party

The balance at December 31, 2015 of $292,769 increased by $109,924 from the $182,845 balance at December 31, 2014. The interest is not compounded. The interest for the current year of $109,924 increased from the previous year’s interest of $87,841 by $22,083. The increase in interest for the year is a result higher outstanding balances for the notes payable related party during the current year.

The balance at December 31, 2014 of 182,845 increased by $87,841 from the $95,004 balance at December 31, 2013. The interest is not compounded. The interest for the current year of $87,841 increased from the previous year’s interest of $59,849 by $27,992. The increase in interest for the year is a result of two factors. The related advances have increased by 12% and also the opening related party advance of $898,109 for the current year was outstanding for the entire 12 months whereas in the previous year it was outstanding for less than 12 months.

Preferred Stock

In November 2014 we amended our Restated Articles of Incorporation to increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock par value $0.00001. At December 31, 2015 there were no preferred shares issued.

Common Stock

In November 2014 we amended our Restated Articles of Incorporation to increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock

At December 31, 2015 there were 282,872,175 shares of common stock issued out of the authorized 450,000,000 common shares an increase of 193,236,941 from the December 31, 2014 balance of 89,635,234. Of this increase 191,401,941 common shares were issued to pay expenses of consultants for financing, research and development, business development and management. In addition 1,500,000 common shares were issued in exchange for debt and 335,000 common shares were issued in equity raises.

At December 31, 2014 there were 89,635,234 shares of common stock issued out of the authorized 450,000,000 common shares an increase of 58,010,234 from the December 31, 2013 balance of 31,625,000. Of this increase 44,379,606 common shares were issued to pay expenses of consultants for financing, research and development, business development and management. In addition 321,628 common shares were issued in exchange for debt and 13,309,000 common shares were issued in equity raises.

Additional paid-in Capital

At December 31, 2015 the balance of additional paid in capital was $9,137,764 and increase of $3,179,993 from the December 31, 2014 of $5,957,771. Of this increase $2,645,660 resulted from the 191,401,941 common shares issued to pay expenses of consultants for financing, research and development, business development and management. In addition $20,985 resulted from the 1,500,000 common shares issued in exchange for debt and $24,997 resulted from the 335,000 common shares issued in equity raises. Stock options and warrants issued during the year contributed $488,351 to the increase in additional paid-in capital.

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

Accumulated other comprehensive income

The company has a 100% owned subsidiary in Canada. In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations. This translation adjustment is maintained in the consolidated statement of stockholders’ equity. The balance at December 31, 2015 was $31,846, which is an increase of $16,578 from the December 31, 2014 balance of $15,268.

Results of Operations

We have recorded limited revenue from the sales of our nutraceutical products which is the first time we reported revenue since inception. During the year ended December 31, 2015, our net loss was $4,281,310, compared to a net loss of $4,907,686 for the year ended December 31, 2014. The decrease for 2015 of $626,376 was due to the decrease in operating expenses due to availability of funds as explained below.

Revenue

We have recognized $132,025 in 2015 for the first time since inception. The company expects to increase sales in 2016 after completing equity financing. Gross profit on the sales was $112,830 or 85%.

Operating Expenses

Professional fees

During the year ended 2015, professional fees were $137,066 a decrease of $40,613 from $177,679 for the year ended December 31, 2014. The 2015 professional fees included the cost of patent applications from our research and development program. Higher professional fees in the previous year reflect the initial cost of four patent applications filed in 2014.

Research and development

The Company has continued to be committed to moving forward with research and development. During the year ended December 31, 2015 research and development expenses increased by $277,910 to $1,118,150 from the December 31, 2014 expense of $840,240. This increase has resulted in advancing the products to the registration and licensing stage. The company is now in discussions with several countries regulatory agencies regarding the registration process for our products. The company is all in discussions with several pharmaceutical companies regarding licensing our products in different territories.

General and administrative

The company incurred $2,541,587 of general and administrative expenses for the year ended December 31, 2015. This is a decrease of $1,183,061 from the $3,724,648 recorded in the year ended December 31, 2014. This decrease was a result of the reduction or elimination of all non-essential expenses due to lack of funding.

Marketing and Selling

The company incurred $487,414 of marketing and selling expenses for the year ended December 31, 2015. This is an increase of $411,174 from the $76,240 of expenses recorded in the year ended December 31, 2014. The increase is attributed to the activities associated with the sales of our nutraceutical product, increased promotional activities, associated travel, trade show participation and increased use of the marketing consultants.

Interest expense

Interest expense of $109,924 for 2015 increased by $21,045 from $88,879 for 2014. Interest expense is primarily attributed to an increase in loans from stockholders. The increase in interest expense is attributed to the increase in loans from stockholders during the period. Since May of 2012 the operations of the company has been partially financed by loans from shareholders. During this period these loans have increased from $449,103 at December 31, 2012 to $1,006,391 at December 31, 2014 and $1,308,585 at December 31, 2015.

Liquidity and Capital Resources

At December 31, 2015 the company had a working capital deficit of $2,615,097 which is an increase of $1,073,576 from the December 31, 2014 deficit balance of $1,541,521. The increase is the result of a decrease in cash available for operations, and the absence of an equity raise which was present in late 2014.

Expenses incurred during 2015 and 2014 have been paid for by related parties including our current CEO and current President as well as through several small equity raises. Because we have no cash reserves and limited revenue source, we expect to continue to rely on the stockholders and equity raise to pay expenses until such time as we can generate sufficient cash flows to pay our ongoing operational costs. There is no assurance that the company will continue to obtain equity raises before the company develops revenue sources with sufficient cash flow to pay expense.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

At December 31, 2015, we had a stockholders’ deficit of $2,481,081 compared to a stockholders' deficit of $1,398,275 at December 31, 2014. The decrease of $1,082,806 in stockholders' deficit is primarily attributed to the fact that a great deal of the companies expense in the year ended 2015 have been paid for with the issue of common stock as reflected by the large increase in additional paid in capital.

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

Management estimates that our research and development expenses for the next 12 months will be approximately $3.0 million, primarily for research and pilot studies. We also estimate that other expenses, including personnel, general and administrative and miscellaneous expenses could be as much as $2.0 million during the same time period. Because we currently have limited revenues, most likely the only source of funding these expenses will be through the private sale of our securities, either equity or debt. We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time. If we are unable to raise the necessary funding, our research and development plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to the company, or at all.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $4,544,810 as of December 31, 2015. This loss carry forward may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2015 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

The company has 16,166,364 potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2015 and 2014 have been examined to the extent indicated in their reports by Sadler, Gibb & Associates, LLC., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eastgate Biotech Corp.

We have audited the accompanying consolidated balance sheets of Eastgate Biotech Corp. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Biotech Corp. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 18, 2016

EASTGATE BIOTECH CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current
Cash	$19,241	$286,481
Deposits	14,595	-
Sales tax recoverable	79,681	53,208

Total current assets	113,517	339,689

Other assets
Property & Equipment, net	184,402	143,246

Total other assets	184,402	143,246

Total assets	$297,919	$482,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$361,094	$299,099
Deferred revenue	23,847	-
Accrued liabilities related party	732,125	388,675
Deferred rent	2,064	4,200
Capital lease obligation Current portion	8,130	-
Accrued interest - related parties	292,769	182,845
Notes payable - related parties	1,308,585	1,006,391

Total current liabilities	2,728,614	1,881,210

Long term liabilities
Capital lease obligation long term	50,386	-

Total long term liabilities	50,386	-

Total Liabilities	2,779,000	1,881,210

Stockholders' equity (deficit)
Authorized:

Preferred stock:50,000,000 shares authorized at $0.00001 par value no shares issued at December 31, 2015 and December 31, 2014	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value 282,872,175 and 89,635,234 shares issued and outstanding at December 31, 2015 and December 31, 2014 respectively	2,829	896
Additional paid-in capital	9,137,764	5,957,771
Accumulated other comprehensive income	31,846	15,268
Deficit accumulated during the development stage	(11,653,520)	(7,372,210)

Total stockholders' Equity (Deficit)	(2,481,081)	(1,398,275)

Total liabilities and stockholders' equity (deficit)	$297,919	$482,935

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE BIOTECH CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2015	2014

REVENUES	$132,025	$-

Cost of goods sold	19,195	-
	-	-

Gross (loss) profit	112,830	-

OPERATING EXPENSES

Professional fees	$137,066	$177,679
Research & development	1,118,150	840,240
General and administrative	2,541,586	3,724,648
Marketing and selling	487,414	76,240

	4,284,216	4,818,807

LOSS FROM OPERATIONS	(4,171,386)	(4,818,807)

Other items
Interest expense	(109,924)	(88,879)

Total other items	(109,924)	(88,879)

LOSS BEFORE INCOME TAXES	(4,281,310)	(4,907,686)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,281,310)	$(4,907,686)

BASIC LOSS PER SHARE	$(0.02)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	191,504,169	49,526,133

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Income(Loss)	(4,281,310)	(4,907,686)

Other Comprehensive Income(Loss) - foreign currency translation	16,578	15,121

Comprehensive Loss	$(4,264,732)	$(4,892,565)

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE BIOTECH CORP

Statements of Stockholders' Equity (Deficit)

					Accumulated		Total
			Additional		other		Stockholders'
	Common Stock		Paid-In	Subscription	comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Payable	income	Deficit	(Deficit)

Balance, December 31, 2013	31,625,000	$316	$134,884	2,000	$147	$(2,464,524)	$(2,327,177)

Shares issued in conversion of accrued compensation	25,167,355	252	834,377				834,629
Shares issued for services	10,322,233	103	1,477,776				1,477,879
Shares issued in conversion of accrued accounts payable	819,246	8	114,351				114,359
Private placement shares and warrants issued for cash	13,309,000	133	1,548,367	(2,000)			1,546,500
Shares and warrants (units) issued for accrued compensation	7,392,400	74	1,848,026				1,848,100
Stock issued for placement services	1,000,000	10	(10)				-
Translation adjustment					15,121		15,121
Net loss for the Year ended December 31, 2014						(4,907,686)	(4,907,686)

Balance, December 31, 2014	89,635,234	896	5,957,771	-	15,268	(7,372,210)	(1,398,275)

Shares issued in conversion of accrued compensation	117,898,608	1,179	1,236,151				1,237,330
Shares issued for services	24,253,333	243	560,351				560,594
Stock options and Warrants issued			488,351				488,351
Shares issued for Acquisition of Assets/Lease	1,500,000	15	20,985				21,000
Private placement shares and warrants issued for cash	335,000	3	24,997				25,000
Shares and warrants (units) issued for accrued compensation							-
Shares issued for bonus	49,250,000	493	849,158				849,651
Foreign Currency Translation adjustments					16,578		16,578
Net loss for the Year ended December 31, 2015						(4,281,310)	(4,281,310)
							-
Balance, December 31, 2015	282,872,175	2,829	9,137,764	-	31,846	(11,653,520)	(2,481,081)

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE BIOTECH CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,281,310)	$(4,907,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on the Company's behalf by a related party	(5,431)	4,937
Common stock issued for services	560,594	1,477,879
Depreciation	44,245	27,875
Stock options and warrants issued	488,351
Changes in operating assets and liabilities:
Accrued interest	109,924	87,840
Prepaid asset	(14,595)
Accounts payable	99,963	47,364
Accrued liabilities related party	2,443,595	2,069,912
Sales tax recoverable	(38,108)	(56,054)
Deferred rent	(1,583)	4,425
Deferred revenue	25,911	-
Cash flows from operating activities	(568,444)	(1,243,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(99,823)

Cash flows from investing activities	-	(99,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(5,885)	(24,380)
Proceeds from notes payable related party	310,825	190,880
Payments on notes payable related party	(3,199)	(87,536)
Common stock issued for cash	25,000	1,546,500
Cash flows from financing activities	326,741	1,625,464

NET INCREASE (DECREASE) IN CASH	(241,703)	282,131
Effect of foreign currency translation adjustments	(25,537)	3,892

Cash, beginning of the period	286,481	458

Cash, end of the period	$19,241	$286,481

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,898	$1,175

Non Cash Financing activities:
Common stock issued to convert liabilities	$2,086,981	$2,797,088
Common stock issued - subscription payable	$-	$2,000
Equipment Purchased for Capital Lease obligation and common Stock	85,401	-
Common stock issued for placement fees	$-	$10

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Eastgate Biotech Corp. (The Company) was organized on September 8, 1999, under the laws of the State of Nevada. The Company is a start-up company which has limited history of operations is engaged in the research and development of drug delivery innovations for developing of improved novel formulations and alternative dosage forms of existing biologically active molecules. During the year ended December 31, 2012 the Company formed Eastgate Pharmaceuticals, Inc. as a wholly-owned subsidiary of the Company.

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

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain financial and non-financial assets and liabilities to determine fair value disclosures. The accounting standards define fair value, establish a framework for measuring fair value, and require disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the principal or most advantageous market in which the Company would transact are considered along with assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The accounting standard for fair value establishes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels of inputs that may be used to measure fair value are as follows:

Level 1	—	Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2	—

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—

Valuations based on unobservable inputs to the valuation methodology and including data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During the year ended December 31, 2015, we received revenue through various sources, such as product sales and royalty agreements.

We recognize royalty revenue and revenue from product sales only when all revenue recognition criteria have been satisfied.

Stock Based Compensation

The Company has equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and warrants, may be granted to employees, non-employee directors, and non-employee consultants.

For stock options and warrants granted, the Company recognizes compensation expense based on the estimated grant-date fair values, net of an estimated forfeiture rate. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options and warrants is determined using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2015	2014

Income tax expense at statutory rate	$(1,669,711)	$(1,913,997)
Contributed services
Stock issued for services	218,584	576,373
Depreciation and amortization	17,256	10,871
Change in valuation allowance	1,433,871	1,326,753
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2015	2014

NOL carryover	$4,544,810	$2,875,099
Common stock issued for services	(794,957)	(576,373)
Depreciation	(33,789)	(16,533)
Valuation allowance	(3,716,064)	(2,282,193)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $4,544,810 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

The Company has potentially dilutive securities, comprised of 41,715,152 warrants and 10,375,000 options issued as of December 31, 2015. Only 17,272,300 warrants were outstanding on December 31, 2014.

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $11,653,520 as of December 31, 2015, compared to $7,372,210 in 2014. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

During the year ended December 31, 2015 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $2,337advanced cash to the Company of $310,825 During the year ended December 31, 2014 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $4,938, advanced cash to the Company of $190,880. As of December 31, 2015 and 2014, the Company owed $292,769 and $182,845 of accrued interest to related parties, respectively, resulting from interest expense of $109,954 and $88,879, respectively.

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Officer Compensation

In the year ended December 31, 2015 the Company recorded executive compensation expense to the CEO of $424,550 which was recorded in accrued liabilities-related party. In addition, services provided by other officers and management of the Company amounting to an expense of $831,250 was recorded in accrued liabilities related party. Some of the balances accumulated in accrued liabilities related party were converted to common stock at the then prevailing market price ranging from $0.0286 to $0.01 per share. In the year ended December 31, 2014 the Company recorded compensation expense to the CEO of $359,749 which is recorded in accrued liabilities related party. In addition, services provided by other officers and management of the Company amounting to an expense of $1,382,207 was recorded in accrued liabilities related party.

Lease payable – related parties

The Company has entered into a lease agreement on July 1, 2012 for the use of operating space owned by our President, which expires on June 30, 2017. The lease agreement is for the use of the office space at a monthly rate of approximately $2,742 per month. (See Note 6.)

NOTE 4 - PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION

On August 25, 2015 the Company entered into a capital lease agreement to purchase equipment. The lease had a term of 60 months starting August 25, 2015 with the final payment due on June 25, 2020 and advance payment of $21,000 in stock. The lease specified a monthly payment of $1,797. The lease required minimum lease payments of $107,822. The lease was recorded at $64,401, which is present value of minimum lease payment using the company’s incremental borrowing rate of $24.46%. During the twelve months ended December 31, 2015 the company paid principal of $5,885, leaving an amount owing at the end of the period of $58,516.

During the twelve months ending December 31, 2015, the Company purchased no additional equipment except the capital lease agreement above. The estimated useful life of equipment purchased during the year ended December 31, 2015 is 5 years. During the twelve months ending December 31, 2014, the Company purchased additional equipment for cash of $99,823. The estimated useful life of all equipment purchased during the year ended December 31, 2014 is also 5 years. Depreciation expense of $44,245 and $27,874 was recorded during the year ended December 31, 2015 and December 31, 2014, leaving a net balance in Property & Equipment of $184,402 and $143,246 at December 31, 2015 and December 31, 2014, respectively.

The costs and accumulated depreciation of property and equipment are summarized as follows:

	December 31,	December 31,
	2015	2014
Lab Equipment	$271,040	$185,639
Less: Accumulated Depreciation	(86,638)	(42,393)
Property and Equipment, Net	$184,402	$143,246

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 5 - SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis. At December 31, 2015, $79,681 was claimed as recoverable compared to the December 31, 2014 balance of $53,208. Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease

The Company has assumed a lease agreement from a company controlled by the CEO on October 31, 2012 for the use of operating space owned by a third party, which expires on May 16, 2017.

The Company has entered into a lease agreement on July 1, 2012 for the use of operating space owned by President, which expires on June 30, 2017.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of December 31, 2015 are as follows:

Year	Amount

2016	$79,598
2017	35,690

Thereafter	0
Total Minimum Lease Payments	$115,288

Lease expense amounted to $84,904 and $123,319 for the years ended December 31, 2015 and 2014, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Patent Assignment Agreement

In 2014, the Company entered into a Patent Assignment Agreement with two affiliated shareholders (“the Affiliates”) related to four patent applications that are an integral part of the Company’s R&D activities. On October 14, 2016, the Company amended the Patent Assignment Agreement (“the Amendment”) to expire on March 1, 2017 and to include additional specific financial and performance milestones that, if not met, can be considered grounds for an earlier termination and loss of the rights to the patents. In addition, as of October 14, 2016 the Company owed $376,400 to the Affiliates (approximately $170,000 of which was owed as of December 31, 2015 and has been recorded in Accrued liabilities related party on the balance sheet). The Amendment altered the terms of repayment of the $376,400 to bear 10% annual interest and to be paid monthly over 48 months starting January 1, 2017.

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Common Stock Issuances

During the quarter ended March 31, 2015, the Company issued 8,146,225 units of its securities in satisfaction of accrued liabilities comprised of $325,849 of compensation owed to eight directors and members of management at the price of $0.04 per share. Each unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.04 per share. As a result of this transaction, the Company issued 8,146,225 shares of common stock and 8,146,225 warrants to purchase our common stock.

Also during the quarter ended March 31, 2015, the Company issued a total of 3,700,000 shares of common stock to consultants for services rendered at the price of $0.035 per share.

Also during the quarter ended March 31, 2015, the Company issued a total of 15,250,000 shares of common stock to employees and consultants for services rendered at the price of $0.0286 per share.

In March 2015, the Company issued a total of 8,683,333 shares of common stock to consultants for services rendered at the price of $0.033 per share.

During the quarter ended June 30, 2015 the Company issued 62,285,718 shares of common stock in satisfaction of accrued liabilities comprised of $436,000 of compensation owed to the eight who are directors, officers and members of management at the market price of $0.007 per share.

During the quarter ended June 30, 2015 the Company issued 15,000,000 shares of common stock to a director and two officers in recognition of the progress made in the development platform being used in various pharmaceutical and natural products. The shares were issued at the price of $0.0149 per shares.

During the quarter ended September 30, 2015 the Company sold 125,000 units at a purchase price of $0.04 per unit in a private placement of its securities to accredited investors for total proceeds of $5,000. Each unit consisted of one share of common stock and a five year warrant to purchase one share at an exercise price of $0.04 per share

During the quarter ended September 30, 2015 the Company issued 870,000 shares of common stock to a consultant for services at a price of $0.014 per share.

During the quarter ended September 30, 2015 the Company issued 1,500,000 shares at closing price of $0.014 as a partial payment for acquisition of equipment.

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

During the quarter ended September 30, 2015 the Company awarded the issue 5,000,000 shares of common stock to a director and officer in recognition of the progress made in the natural product division. The shares were issued at the price of $0.01 per shares.

During the quarter ended September 30, 2015, the Company issued 17,000,000 shares of common stock to two officers and one employee as part of their annual compensation at the price of $0.01 per shares.

During the quarter ended September 30, 2015 the Company issued 41,666,666 shares of common stock in satisfaction of accrued liabilities comprised of $416,667 of compensation owed to directors, officers and members of management at the market price of $0.01 per share.

During the quarter ended September 30, 2015 the Company issued 8,000,000 shares of common stock to consultants for services at a price of $0.013 per share.

During the quarter ended December 31, 2015 the Company sold 200,000 shares at a purchase price of $0.10 per share in a private placement of its securities to accredited investors for total proceeds of $20,000. The company issued 10,000 shares as finder’s fee in connection with this transaction.

Warrants

As of December 31, 2015, the Company had 41,715,152 warrants to purchase common stock compared to 17,272,300 warrants outstanding at the end of 2014. As stated above, the Company issued 8,146,225 warrants in conjunction with conversion of accounts payable and accrued liabilities to common stock units. The Company also issued 125,000 warrants in connection with private placement and 16,171,627 warrants in conjunction to a consulting agreement entered into in October 2015.

The following table summarizes warrants that are issued, outstanding and exercisable

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (years)	Value if Exercised
Balance Dec 31, 2014	17,272,300	$0.149	$0.101	4.38	$2,581,825
Granted	24,442,852	0.014	0.016	4.25	$381,011
Exercised	-	-	0.18	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of Dec 31, 2015	41,715,152	$0.070	$0.051	4.14	$2,912,836

The details of the warrants outstanding are as follows:

		Warrants Issued & Outstanding
Exercise	Expiration	December 31,	December 31,
Price	Date	2015	2014
$0.25	March 14, 2019	3,495,000	3,495,000
$0.25	March 21, 2019	3,480,000	3,480,000
$0.25	June 6, 2019	2,022,300	2,022,300
$0.05	October 16, 2019	150,000	150,000
$0.04	December 29, 2019	8,125,000	8,125,000
$0.04	January 05, 2020	8,146,225	-
$0.04	August 19, 2020	125,000	-
$0.00001	October 6, 2020	16,171,627	-
		41,715,152	17,272,300

EASTGATE BIOTECH CORP

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Options

During February 2015, the Company issued a total of 10,375,000 options to purchase shares of common stock to employees and consultants as compensation at the exercise price of $0.0286 per share. The total fair value of the options at the date of the grant was $291,427. The options vested immediately and a charge of $291,427 was recorded as of grant date. The fair value was estimated using the Black-Scholes option pricing model, taking into account the grant date exercise price of $0.0286, an expected life of the option of 2.5 years, an expected volatility of 211.1%, expected dividends on the stock of 0 and the risk-free interest rate for the term of the option of 1.02%.

As of December 31, 2015, all options remain outstanding and have a remaining life of 4.08 years.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report.

In February of 2016 the Company issued 23,400,000 shares of common stock to consultants for services at a price of $0.03 per share.

On July 16, 2016 two of the warrant holders have exercised a total of 550,251 warrants using cashless exercise provision. The Company did not receive any proceeds from this transaction that resulted in 550,000 shares being issued in total.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Anna Gluskin	62	Director, Chief Executive Officer
Rose Perri	48	Director, President, Secretary and Treasurer
Mirjana Hasanagic	49	Director

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

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current officers or directors of are acting on behalf of, or will act at the direction of any other person. However, two former directors, Geoff Williams and Nancy Ah Chong, agreed to tender their resignations as directors and officers at such time as the balance of $50,000 due to Williams Investment Company under the Acquisition Agreement was paid. Accordingly, on March 14, 2014 the board of directors accepted their resignations. Effective March 14, 2014, Brian Lukian was appointed as Secretary to replace Ms. Ah Chong. Ms. Hasanagic resigned as our President on January 15, 2015 and remains a director. She currently is employed by the Company as Vice President, Natural Products. Ms. Perri was appointed President on January 15, 2015. Mr. Lukian resigned as our CFO, Secretary, Treasurer and director on April 12, 2016. Ms. Perri was appointed Secretary and Treasurer on July 7, 2016.

The business experience of each of the persons listed above during the past five years is as follows:

Anna Gluskinhas served as a director and Chief Executive Officer since May 22, 2012. Ms. Gluskin has over 30 years’ experience in discovering and developing opportunities in the area of biotechnology pharmaceutical and consumer health products. She is currently managing her own investments related to consumer health products and drug delivery. From October 1997 to September 2010, Ms. Gluskin served as director, Chief Executive Officer and President of Generex Biotechnology Corporation, a company that has developed a proprietary alternative (non-invasive; non-injectable) drug delivery system. Ms. Gluskin was a Founder of Generex and was instrumental in raising capital for the company. Generex has developed an oral (buccal delivery insulin spray, Oral-lyn) and a platform from which a number of applications have been tested and others identified. An over-the-counter spray product pipeline was also developed and was marketed in a number of markets around the globe. From September 2010 to May 2012, Ms. Gluskin was exploring new business opportunities, which included examining new products and technologies and preliminarily organizing a scientific team. These efforts eventually led to the assignment of the products and technology representing the Acquired Products that Eastgate acquired from her in May 2012.

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

Rose Perri has served as our President since January 15, 2015 and our Secretary and Treasurer since July 2016 and has held 5% or greater of our outstanding common stock since May 22, 2012. Ms. Perri, 47, has held management positions and overseen operations for private and public companies for the past 20 years. She served as Chief Operating Officer and Chief Financial Officer of Generex Biotechnology Corporation from 1996 to her appointment as Global Business Development and Licensing for the Company in May of 2012. She has also served as a manager of a family-owned property investment/property management company with responsibilities of overseeing the property portfolio. She has also served in a number of start-up biotech companies as a senior executive and board member. Along with her late brother, Mark Perri, she founded Biomin Therapeutics Corporation, a start-up biotech company, in 1990. Biomin was publically traded on the Toronto Stock Exchange and the former Vancouver Stock Exchange.

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

Mirjana Hasanagichas served as a director since May 22, 2012. Ms. Hasanagic has over 20 years of managerial experience including marketing, budgeting and accounting, purchasing and inventory control and staff supervision.  She has held various executive positions within pharmaceuticals and healthcare industries. From 2009 to 2012, she has served as President of NanoEssentials, Inc., a Toronto, Canada company developing products containing nano-sized delivery vectors. She served as our President from May 22, 2012 through January 15, 2015 and as our Vice President, Natural Products since January 15, 2015.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2015 except as follows: Anna Gluskin, Rose Perri, Mirjana Hasanagic, Joseph Schwarz and Michael Weisspapir were late in filing Form 4 reports for September 18, 2015 transactions.

Board Leadership Structure and Risk Oversight

The leadership of the Board is structured so that it is led by an executive Chairman, Anna Gluskin. The board believes that at this point in the Company’s development, it is in the best interest of the Company for Ms. Gluskin to serve as Chairman of the Board and as Chief Executive Officer.

The entire Board of Directors is responsible for oversight of our Company’s risk management process. Management furnishes information regarding risk to the Board as requested. The Audit Committee discusses risk management with the Company’s management and independent public accountants as set forth in the Audit Committee’s charter. The Compensation Committee reviews the compensation programs of the Company to make sure economic incentives are tied to the long-term interests of the stockholders. The Company believes that innovation and the building of long-term stockholder value are impossible without taking risks. We recognize that imprudent acceptance of risk and the failure to identify risks could be a detriment to stockholder value. The executive officers of the Company are responsible for assessing these risks on a day-to-day basis and for how to best identify, manage and mitigate significant risks that the Company may face.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Committees of the Board of Directors

No director is deemed to be an independent director. The board does not have a financial expert. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee. We believe that at this stage of our development standing committees of our board of directors is not necessary.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees but plan to do so during the fiscal year ending December 31, 2016.

Item 11. Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as the company is in a better financial position and will strive to have the business opportunity provide their remuneration. As of December 31, 2015 and 2014, we recorded compensation expense as follows:

	2015	2014
Name and Title	Amount	Amount
Anna Gluskin, CEO	$424,550	$359,749
Rose Perri, President	$285,750	$300,926
Mirjana Hasanagic, former President (1)	$259,750	$208,655
Brian Lukian, former CFO(2)	$285,750	$300,926

_______________

(1)	Resigned January 15, 2016.

(2)	Resigned April 12, 2016.

During the fiscal year ending December 31, 2015, we issued to our named executive officers securities in the designations and amounts set forth below in satisfaction of the accrued liabilities accrued:

Name	Common Stock	Warrants(3)	Options(4)
Anna Gluskin, CEO	28,708,036	1,243,750	1,250,000
Rose Perri, President	19,548,380	1,036,475	1,250,000
Mirjana Hasanagic, former President(1)	18,985,661	721,375	1,250,000
Brian Lukian, former CFO(2)	19,548,380	1,036,475	1,250,000

______________

(1)	Resigned January 15, 2016.

(2)	Resigned April 12, 2016.

(3)	Each warrant is exercisable for one share of common stock at $0.04 per share for a period of 5 years.

(4)	Each option is exercisable for one share of common stock at $0.25 per share for a period of 5 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Eastgate Biotech Corp., 2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4, unless otherwise indicated. As of October 31, 2016, there were 306,822,175 shares of our common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
5% Stockholders
Anna Gluskin (2)	40,907,974	12.4%
Rose Perri (3)	37,054,299	11.2%
Mirjana Hasanagic (4)	26,716,774	8.1%
Brian Lukian (5)	27,554,299	8.3%
Joseph Schwarz (6)	31,438,400	9.5%
Michael Weisspapir(7)	31,438,400	9.5%

Directors and Officers
Anna Gluskin (2)	40,907,974	12.4%
Rose Perri (3)	37,054,299	11.2%
Mirjana Hasanagic (4)	26,716,774	8.1%
All Directors and Officers as a group (3 persons)	95,421,847	31.7%
______________

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of October 31, 2016. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes 2,251,750 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

(3)	Includes 1,896,875 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

(4)	Includes 1,358,575 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

(5)	Includes 1,896,875 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

(6)	Includes 1,517,250 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

(7)	Includes 1,517,250 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

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

On October 23, 2012, our CEO Ms. Gluskin loaned $100,000 to the company pursuant to the terms of a demand promissory note agreement. The note is unsecured, carries interest at the rate of 5% per annum and is payable on demand. The company will use the proceeds from the loan to conduct its general business operations until additional funding can be arranged, of which there can be no assurance. The largest principal amount outstanding since inception during the period ended December 31, 2015 was $100,000 and no payment of principal or interest has been made on the note.  As of December 31, 2015, accrued interest on the note was $16,260.

From the year ended December 31, 2010 through December 31, 2015, the company recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders, as notes payable - related parties on its balance sheet. The notes bear interest of 10% per annum, are unsecured and due and payable upon demand.  As of December 31, 2015 the notes payable - related parties was $1,308,585, including the $100,000 note to Ms. Gluskin and the following:

•	$9,590, plus $22,005 of accrued interest, payable to TGT Investment Management Inc., a private corporation controlled by Rose Perri, our President and a principal stockholder.(originally payable to William Investment Company);

•	$4,600, plus $1,752 of accrued interest, payable to Anna Gluskin, our CEO and a principal stockholder;

•	$854,153, plus $140,089 of accrued interest, payable to Angara Enterprises – a private corporation controlled by Anna Gluskin, our CEO and a principal stockholder;

•	$268,747, plus $84,148 of accrued interest, payable to NanoEssential, Inc., a private corporation deemed to be controlled by our Vice President Mirjana Hasanagic and Ms. Gluskin; and

•	$71,495 plus $28,544 of accrued interest, payable to TGT Investment Management Inc., a private corporation controlled by Rose Perri, our President and a principal stockholder.

The amounts shown above represent the largest principal amount outstanding during fiscal 2015 and no payment of principal or interest was made during the period. It should be noted that the accrued interest currently payable to TGT Investment Management Inc is greater that the principal amount. This is due to the $50,000 repayment to Williams Investment in May 2012 being applied to the principal amount only, which would decrease future interest expense incurred on the payable.

As of December 31, 2014 the notes payable - related parties was $1,006,391, with accrued interest of $182,845 and as set forth below:

•	$100,000, plus $11,260 of accrued interest, payable to Anna Gluskin per the October 23, 2012 note;

•	$9,590, plus $21,046 of accrued interest, payable to William Investment Company;

•	$4,600, plus $1,292 of accrued interest, payable to Anna Gluskin;

•	$563,631, plus $68,325 of accrued interest, payable to Angara Enterprises;

•	$253,875, plus $58,761 of accrued interest, payable to NanoEssential, Inc; and

•	$74,694 plus $21,530 of accrued interest, payable to TGT Investment Management Inc.

On July 1, 2012, the company entered into a lease agreement for office space owned by Rose Perri. The lease has a term of 60 months, with an expiration date of June 30, 2017, and specifies a monthly rate of approximately $3,200. The lease requires minimum lease payments of approximately $210,000 over the term of the lease. During fiscal year ended December 31, 2015 the company recorded an expense of $32,903 in connection with this lease.

On October 1, 2012, the company entered into a lease agreement for laboratory and office space through the assignment of an existing lease by NanoEssential, Inc. The lease has a term of 57 months, with an expiration date of May 31, 2017, and specifies a monthly rate of approximately $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 through 2017. The lease requires minimum lease payments of approximately $175,988 over the term of the lease. During fiscal years ended December 31, 2015 and December 31, 2014, the company paid $52,001 and $60,357, respectively, in connection with this lease. Mirjana Hasanagic, former President and a current director of the Company, previously served as President of NanoEssential, Inc. from 2009 to 2012 and Ms. Gluskin our CEO is deemed in control of NanoEssential.

On March 14, 2014 the Board of Directors approved the conversion of $180,000 of accrued liability into shares of our common stock to Rose Perri. As a result of this conversion, Rose Perri received 720,000 shares and 540,000 warrants to purchase our common stock for the period of five years at the price of $0.25 per share. Ms. Perri has owned 5% or greater of our common stock since May 2012 and was appointed our President on January 15, 2015.

In 2014, the Company entered into a Patent Assignment Agreement with two affiliated shareholders (“the Affiliates”) related to four patent applications that are an integral part of the Company’s R&D activities. On October 14, 2016, the Company amended the Patent Assignment Agreement (“the Amendment”) to expire on March 1, 2017 and to include additional specific financial and performance milestones that, if not met, can be considered grounds for an earlier termination and loss of the rights to the patents. In addition, as of October 14, 2016 the Company owed $376,400 to the Affiliates (approximately $170,000 of which was owed as of December 31, 2015 and has been recorded in Accrued liabilities related party on the balance sheet). The Amendment altered the terms of repayment of the $376,400 to bear 10% annual interest and to be paid monthly over 48 months starting January 1, 2017.

Item 14. Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

Our auditors, Sadler, Gibb & Associates, billed us $23,000 for professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings for the fiscal year ending December 31, 2015. Our auditors, Sadler, Gibb & Associates, billed us $18,000 for professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings for the fiscal year ending December 31, 2014.

Audit Related Fees

For the years ended December 31, 2015 and 2014, there were no fees billed for assurance and related services by our current auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2015 and 2014, no fees were billed by our current auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

All Other Fees

There were no other aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant beside the services reported.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit No.	Exhibit Name

2.1	Patent Acquisition Agreement (1)
2.2	First Addendum to Patent Acquisition Agreement (1)
3.1	Articles of Incorporation and Certificates of Amendments (4)
3.3	Bylaws (9)
3.4	Certificates of Amendment filed March 8, 2002 (6)
3.5	Certificates of Amendment filed November 14, 2006 (6)
3.6	Certificates of Amendment filed October 24, 2007 (6)
3.7	Certificates of Amendment filed August 3, 2009 (6)
3.8	Certificates of Amendment filed November 10, 2011(6)
3.9	Restated Articles of Incorporation filed August 15, 2013 (7)
3.10	Certificate of Amendment to Restated Articles of Incorporation filed November 20, 2014 (10)
10.1	Agreement for Private Label & Custom Manufacturing (3)
10.3	Demand Promissory Note Issued to Anna Gluskin (4)
10.4	Securities Purchase Agreement with Anna Gluskin (4)
10. 5	Agreement for distribution of products with Mediq Denmark A/S (6)
10.6	Lease Agreement between Nano Essentials, Inc. and Ogen Investments, Inc.(7)
10.7	Assignment of Lease Agreement between Nano Essentials and Eastagate Pharmaceuticals, Inc. (5)
10.8	Description of Verbal Agreement Concerning Related Party Debt to Anna Gluskin (6)
10.9	Description of Verbal Agreement Concerning Related Party Debt to Williams Investment Company (6)
10.10	2014 Equity Incentive Plan (8)
10.11	Finder’s Fee/Non-Disclosure/Non-Circumvention Agreement with Chardan Capital Markets LLC (9)
10.12	Form of Warrant issued to investors and officers, directors, employees and consultants (9)
10.13	Form of Subscription Agreement used in March and June 2014 Private Placements (9)
10.14	License Agreement with Purine Pharma LLC (11)
10.15	Lease Agreement with Rose Perri(12)
10.16	Assignment Agreement dated October 28, , 2014*
10.17	Reorganization Settlement Agreement dated October 14, 2016*
21.1	Subsidiaries (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(12) Previously filed as an exhibit to Form 10-K on March 31, 2015.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastgate Biotech Corp.

By:	/S/ ANNA GLUSKIN
Anna Gluskin
Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2016

By:	/S/ ROSE PERRI
Rose Perri
President and Treasurer (Principal Financial Officer
and Principal Accounting Officer)
Dated: November 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANNA GLUSKIN	Chief Executive Officer and Chairman	November 18, 2016
Anna Gluskin	(Principal Executive Officer)

/S/ MIRJANA HASANAGIC	Director	November 18, 2016
Mirjana Hasanagic

/S/ ROSE PERRI	President and Treasurer	November 18, 2016
Rose Perri	(Principal Financial Officer and Principal Accounting Officer)

