Form 10-Q
period 2016-03-31
EASTGATE BIOTECH CORP
filed 2017-02-27
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). 1 Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 24, 2017
Common Stock, $0.00001 par value	306,272,175

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheet of Eastgate Biotech Corp. at March 31, 2016, related unaudited statements of operations and cash flows for the periods ended March 31, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. Operating results for the period ended March 31, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current
Cash	$10,815	$19,241
Deposits	630,119	14,595
Sales tax recoverable	93,028	79,681

Total current assets	733,962	113,517

Other assets
Property & Equipment, net	170,850	184,402

Total other assets	904,812	297,919

Total assets	$904,812	$297,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$362,199	$361,094
Deferred revenue	25,504	23,847
Accrued liabilities related party	1,172,936	732,125
Deferred rent	1,818	2,064
Capital lease obligation	8,698	8,130
Accrued interest - related parties	324,687	292,769
Notes payable - related parties	1,402,051	1,308,585

Total current liabilities	3,297,893	2,728,614

Long term liabilities
Capital lease obligation long term	47,845	50,386

Total Liabilities	3,345,738	2,779,000

Commitments and Contingencies	-	-

Stockholders' equity (deficit)
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value no shares issued at March 31, 2016 and December 31, 2015	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value 306,272,175 and 282,872,175 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	3,063	2,829
Additional paid-in capital	9,891,010	9,137,764
Subscription payable	-	-
Accumulated other comprehensive income	16,230	31,846
Deficit accumulated	(12,351,229)	(11,653,520)

Total stockholders' equity (deficit)	(2,440,926)	(2,481,081)

Total liabilities and stockholders' equity (deficit)	$904,812	$297,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$1,085	$-

Cost of goods sold	-	-
	-	-

Gross (loss) profit	1,085	-

OPERATING EXPENSES

Professional fees	$2,636	50,420
Research & development	136,422	396,120
General and administrative	417,872	1,054,275
Marketing and selling	106,531	269,185

	663,461	1,770,000

LOSS FROM OPERATIONS	(662,376)	(1,770,000)

Other items
Interest expense	(35,336)	(22,650)

Total other items	(35,336)	(22,650)

LOSS BEFORE INCOME TAXES	(697,712)	(1,792,650)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(697,712)	$(1,792,650)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	298,300,746	110,011,256

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss	(697,712)	(1,792,650)

Other Comprehensive Loss - foreign currency translation	(15,616)	(88)

Comprehensive Loss	$(713,328)	$(1,792,738)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31	March 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(697,712)	$(1,792,650)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party	(610)	833
Common stock issued for services	753,480	854,243
Depreciation	13,552	9,282
Stock options issued		291,427
Changes in operating assets and liabilities:
Accrued interest	31,918	22,650
Prepaid asset	(615,524)	(11,275)
Accounts payable	(15,126)	7,129
Accrued liabilities related party	434,271	303,004
Sales tax recoverable	(7,382)	(15,687)
Deferred rent	(368)	(408)
Deferred revenue	-	65,406

Cash flows used in operating activities	(103,502)	(266,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-

Cash flows used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(1,973)	-
Proceeds from notes payable related party	94,077	33,000
Payments on notes payable related party	-	(5,536)
Common stock issued for cash	-	-

Cash flows provided by financing activities	92,104	27,464

NET INCREASE (DECREASE) IN CASH	(11,398)	(238,582)
Effect of foreign currency translation adjustments	2,972	(19,038)

Cash, beginning of the period	19,241	286,481

Cash, end of the period	$10,815	$28,861

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,424	$44

Non Cash Financing activities:
Common stock issued to convert liabilities	$-	325,849
Common stock issued - subscription payable	$-	-
Common stock issued for placement fees	$-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

Notes to Condensed Financial Statements

March 31, 2016 and December 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Biotech Corp without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $12,351,229 as of March 31, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Notes payable – related parties

The Company has recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders as Notes payable - related parties on the balance sheet. The amounts comprising Notes payable – related parties bear interest ranging from 5 percent per annum to 10 percent per annum, are unsecured and are due and payable upon demand.

During the three months ended March 31, 2016 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $94,077, and have had expenses paid by the Company of $611 on their behalf. At March 31, 2016 the Company has not repaid any of related party loans. During the year ended December 31, 2015 the CEO and the current President advanced the company cash of $310,825 and were repaid $5,536 of advances made. In addition during this period they paid $2,337 of expenses on behalf of the company and were reimbursed for $5,432 in expenses they previously paid. This accounts for the increase in notes payable related party for the year ended December 31, 2015 of $302,194. As of March 31, 2016 and December 31, 2015, the Company owed $324,686 and $292,798 of accrued interest to related parties, respectively, resulting from interest expense of $31,888 and $109,954, respectively.

NOTE 5 - SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis. At March 31, 2016, $93,028 was claimed as recoverable compared to the December 31, 2015 balance of $79,681. Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 - STOCKHOLDERS' EQUITY

On February 1st 2016, the Company issued a total of 23,400,000 restricted shares of common stock to various consultants for services rendered at the price of $0.0322 per share.

The following table summarizes the stock options that are issued, outstanding and exercisable

		Stock Options Issued & Outstanding
Exercise	Expiration	March 31	December 31
Price	Date	2016	2015
$0.286	February 12, 2020	10,375,000	10,375,000

As of March 31, 2016, the Company had 41,164,901 warrants to purchase common stock. All outstanding warrants have a weighted average price of $0.07 per share and have a weighted average remaining life of 3.31 years.

The following table summarizes warrants that are issued, outstanding and exercisable

		Warrants Issued & Outstanding
Exercise	Expiration	March 31	December 31
Price	Date	2016	2015
$0.25	March 14, 2019	3,495,000	3,495,000
$0.25	March 21, 2019	3,480,000	3,480,000
$0.25	June 6, 2019	2,022,300	2,022,300
$0.05	October 16, 2019	150,000	150,000
0.04	December 31, 2019	8,125,000	8,125,000
$0.04	January 5, 2020	8,146,225	8,146,225
0.04	August 19, 2020	125,000	125,000
0.00001	October 6, 2020	15,621,376	16,171,627
		41,164,901	41,715,152

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report except as described below:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company's financial statements for the three months ended March 31, 2016 and 2015.

	For the Three Months ended
	March 31
	2016	2015
Revenues	$1,085	$-

Operating Expenses
Professional fees	2,636	50,420
Research & development	136,422	396,120
General & administrative	417,872	1,054,275
Marketing and selling	106,531	269,185

Total operating expenses	663,461	1,770,000

Loss from operations	(662,376)	(1,770,000)

Interest expense	(35,336)	(22,650)

Net loss	$(697,712)	$(1,792,650)

	March 31	December 31
	2016	2015

Total assets	904,812	297,919
Working Capital	(2,563,931)	(2,615,097)

Results of Operations

During the three months ended March 31, 2016 company recorded revenue of $1,088. During the three months ended March 31, 2016, our net loss was $697,712 compared to a net loss of $1,792,650 for the three months ended March 31, 2015. The decreased loss for 2016 of $1,094,938 was due to the fact the company was less active in the quarter ended March 31, 2016 due to lack of funding. The primary reasons for the decrease were decrease operating expenses including a decrease in professional fees of $47,784, a decrease in R&D expenses of $259,698, a decrease in marketing and selling of 162,654 and a decrease of general and administrative expense of 636,403.

Sales

We have recorded $1,085 in revenues in the first quarter ended March 31, 2016. The company has received sales orders and will record additional revenue in the second quarter of this year.

Operating Expenses

Professional fees

During the first quarter ended March 31, 2016, professional fees expenses were $2,636, a decrease of $47,784 from the first quarter of 2015 professional fees expense of $50,420.

Research and development

Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products. Also included in research and development are laboratory consumables.

During the first quarter ended March 31, 2016, research and development expenses of $136,422 decreased by $259,698 from $396,120 for the first quarter of 2015.

General and administrative

During the first quarter of 2016, we incurred general and administrative expenses of $417,872 a decrease of $636,403 from $1,054,275 for the first quarter of 2015. The 2015 figure included non cash item from issuance of shares to management.

Marketing and selling

During the first quarter ended March 31, 2016, marketing and selling expenses of $106,531 decreased by $162,654 from $269,185 for the first quarter of 2015. The decrease is a result of luck of funding. The company continuing negotiations in various parts of the world for the sale of distribution licenses for the company’s pharmaceutical and nutraceutical products.

Interest expense

Interest expense of $35,336 for the third quarter ended March 31, 2016 an increase of $12,686 from $22,650 for the first quarter of 2015. The increase is attributed to an increase in loans from stockholders during the period.

Liquidity and Capital Resources

At March 31, 2016 we had a working capital deficit of $2,563,931 which is a decrease of $51,166 from the December 31, 2015 deficit balance of $2,615,097. The decrease in the deficit is primarily a result of the loss for the quarter of $697,712 netted by the $137,956 of this loss having been paid by issuing common stock for services.

Expenses incurred during 2016 have been paid for by related parties including our current CEO and current President as well as through issuing the company’s common stock. Because we have no cash reserves or generate sufficient revenue, we expect to continue to rely on the stockholders and equity raises to pay expenses until such time as we can generate sufficient cash flows to pay our ongoing operational costs. There is no assurance that the company will be able to obtain equity raises before the company develops revenue sources with sufficient cash flow to cover expenses.

During the three months ended March 31, 2016 the stockholders contributed a net amount of $93,466, made up of $97,077 advanced in cash less $611 of expenses paid by the company on behalf of the related party. At March 31, 2016 and December 31, 2015, we had cash on hand of $10,815 and $19,241, respectively. At March 31, 2016 we had accrued liabilities - related party of $1,172,936, compared to $732,125 at December 31, 2015. The increase represents the accrual of wages to company executive officers during the quarter ended March 31, 2016. At March 31, 2016 we had notes payable - related party of $1,402,051, compared to $1,308,585 at December 31, 2015. The increase represents additional contributions from stockholders during the three months ended March 31, 2016. Accrued interest – related party at March 31, 2016 was $324,687 compared to $292,769 at December 31, 2015, which reflects the added interest of $31,918 on the related party payable. Accounts payable and accrued liabilities increased by $1,105 from $361,094 at December 31, 2015, to $362,199 at March 31, 2016, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we raise funds or successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

At March 31, 2016, we had a stockholders' deficit of $2,440,926 compared to a stockholders' deficit of $2,481,081 at December 31, 2016. The decrease in stockholders' deficit is primarily attributed to operating loss and issuance of common stock for service in the first quarter of 2016.

As of February 24, 2017, we had cash on hand of $3,372. We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next nine months, although we will need to limit cash outlays for research and product development until we can secure additional funds. We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds. We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000. In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $11,653,520 as of December 31, 2015. This loss carry forward may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2015 or the three month period ended March 31, 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended March 31, 2016. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2016, we issued 23,400,000 shares of common stock to consultants for services rendered at the price of $0.0322 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

EASTGATE BIOTECH CORP.

Date: February 27, 2017	By:	/s/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2017	By:	/s/ Rose Perri
Rose Perri
President and Treasurer
(Principal Financial and Accounting Officer)

