Form 10-Q
period 2016-06-30
EASTGATE BIOTECH CORP
filed 2017-03-09
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52886

EASTGATE BIOTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2203-65 Harbour Square|Toronto, Ontario|Canada M5J 2L4

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 9, 2017
Common Stock, $0.00001 par value	306,822,175

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheet of Eastgate Biotech Corp. at June 30, 2016, related unaudited statements of operations and cash flows for the periods ended June 30, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. Operating results for the period ended June 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current
Cash	$72,543	$19,241
Deposits	439,530	14,595
Sales tax recoverable	95,149	79,681

Total current assets	607,222	113,517

Other assets
Property & Equipment, net	157,298	184,402

Total other assets	764,520	297,919

Total assets	$764,520	$297,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$380,495	$361,094
Deferred revenue	-	23,847
Accrued liabilities related party	1,564,099	732,125
Deferred rent	1,430	2,064
Capital lease obligation	8,453	8,130
Accrued interest - related parties	359,121	292,769
Notes payable - related parties	1,468,262	1,308,585

Total current liabilities	3,781,860	2,728,614

Long term liabilities
Capital lease obligation long term	48,091	50,386

Total Liabilities	3,829,951	2,779,000

Commitments and Contingencies	-	-

Stockholders' equity (deficit)
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value no shares issued at June 30, 2016 and December 31, 2015	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value 306,272,175 and 282,872,175 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	3,063	2,829
Additional paid-in capital	9,891,010	9,137,764
Subscription payable	-	-
Accumulated other comprehensive income	20,034	31,846
Deficit accumulated	(12,979,538)	(11,653,520)

Total stockholders' equity (deficit)	(3,065,431)	(2,481,081)

Total liabilities and stockholders' equity (deficit)	$764,520	$297,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$90,751	$58,543	$91,836	$58,543

Cost of goods sold	13,963	8,430	13,963	8,430
			-	-

Gross (loss) profit	76,788	50,113	77,873	50,113

OPERATING EXPENSES

Professional fees	1,669	46,783	$4,305	$97,203
Research & development	115,130	297,858	251,552	693,978
General and administrative	433,737	455,427	851,609	1,509,702
Marketing and selling	113,159	50,551	219,690	319,736

	663,695	850,619	1,327,156	2,620,619

LOSS FROM OPERATIONS	(586,907)	(800,506)	(1,249,283)	(2,570,506)

Other items
Interest expense	(41,402)	(26,703)	(76,738)	(49,353)

Total other items	(41,402)	(26,703)	(76,738)	(49,353)

LOSS BEFORE INCOME TAXES	(628,309)	(827,209)	(1,326,021)	(2,619,859)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(628,309)	$(827,209)	$(1,326,021)	$(2,619,859)

BASIC AND DILUTED LOSS PER SHARE	$(0.002)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	306,272,175	154,771,152	302,286,461	132,514,850

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss	(628,309)	(827,209)	(1,326,021)	(2,619,859)

Other Comprehensive Loss - foreign currency translation	3,805	(5,224)	(11,812)	(5,312)

Comprehensive Loss	$(624,504)	$(832,433)	$(1,337,833)	$(2,625,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,326,021)	$(2,619,859)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party	(1,826)
Common stock issued for services	753,480	1,077,743
Depreciation	27,104	18,564
Stock options issued	-	291,427
Changes in operating assets and liabilities:
Accrued interest	66,352	49,353
Prepaid asset	(424,935)	(6,597)
Accounts payable	2,027	49,242
Accrued liabilities related party	825,389	725,452
Sales tax recoverable	(9,606)	(24,436)
Deferred rent	(760)	(820)
Deferred revenue	(24,886)	9,831

Cash flows used in operating activities	(113,682)	(430,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-

Cash flows used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(1,973)	-
Proceeds from notes payable related party	161,505	159,750
Payments on notes payable related party	-	(5,536)
Common stock issued for cash	-	-
Cash Overdraft		6,611

Cash flows provided by financing activities	159,532	160,825

NET INCREASE (DECREASE) IN CASH	45,851	(269,275)
Effect of foreign currency translation adjustments	7,451	(17,206)

Cash, beginning of the period	19,241	286,481

Cash, end of the period	$72,543	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$6,027	$-

Non Cash Financing activities:
Common stock issued to convert liabilities	$-	761,849
Common stock issued - subscription payable	$-	-
Common stock issued for placement fees	$-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

Notes to Condensed Financial Statements

June 30, 2016 and December 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Biotech Corp without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $12,979,538 as of June 30, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

During the six months ended June 30, 2016 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $161,505, and have had expenses paid by the Company of $1,827 on their behalf. At June 30, 2016 the Company has not repaid any of related party loans. During the year ended December 31, 2015 the CEO and the current President advanced the company cash of $310,825 and were repaid $5,536 of advances made. In addition during this period they paid $2,337 of expenses on behalf of the company and were reimbursed for $5,432 in expenses they previously paid. This accounts for the increase in notes payable related party for the year ended December 31, 2015 of $302,194. As of June 30, 2016 and December 31, 2015, the Company owed $359,120 and $292,798 of accrued interest to related parties, respectively, resulting from interest expense of $66,322 and $109,954, respectively.

NOTE 5 - SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis. At June 30, 2016, $95,149 was claimed as recoverable compared to the December 31, 2015 balance of $79,681. Sales tax recoverable is a result of sales tax paid on eligible expenses.

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

As of June 30, 2016, the Company had 41,164,901 warrants to purchase common stock. All outstanding warrants have a weighted average price of $0.07 per share and have a weighted average remaining life of 3.06 years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company's financial statements for the six months ended June 30, 2016 and 2015.

	For the Three Months ended		For the Six Months ended
	June 30		June 30
	2016	2015	2016	2015
Revenues	$90,751	$58,543	$91,836	$58,543
Cost of sales	13,963	8,430	13,963	8,430
Gross profit	76,788	50,113	77,873	50,113

OperatingExpenses
Professional fees	1,669	46,783	4,305	97,203
Research & development	115,130	297,858	251,552	693,978
General & administrative	433,737	455,427	851,609	1,509,702
Marketing and selling	113,159	50,551	219,690	319,736

Total operating expenses	663,695	850,619	1,327,156	2,620,619

Loss from operations	(586,907)	(800,506)	(1,249,283)	(2,570,506)

Interest income	(41,402)	(26,703)	(76,738)	(49,353)

Net loss	$(628,309)	$(827,209)	$(1,326,021)	$(2,619,859)

	June 30	December 31
	2016	2015

Total assets	$764,520	$297,919
Working Capital	$(3,174,638)	$(2,615,097)

Results of Operations

During the three months ended June 30 2016 company recorded revenue from sales of our natural products division. During the three months ended June 30, 2016, our net loss was $628,309 compared to a net loss of $827,209 for the three months ended June 30, 2015. The decreased loss for 2016 of $198,900 was primarily due to the fact the company had reduced G&A expenses of 21,690, the research and development expenses and professional fees decreased respectively by $182,728 and $45,114, whereas marketing & selling expenses increased by $62,608. These changes in expenditures combined with a gross profit on sales of $76,788 resulted in the decreased loss of $198,900 for the quarter.

During the six months ended June 30, 2016 company recorded revenue of $91,836. During the six months ended June 30, 2016, our net loss was $1,326,021 compared to a net loss of $2,619,859 for the six months ended June 30, 2015. The decreased loss for 2016 of $1,293,838 was due to the fact the company was less active in the six month period ended June 30, 2016 due to lack of funding. The primary reasons for the decrease were decrease operating expenses including a decrease in professional fees of $92,898, a decrease in R&D expenses of $442,426, a decrease in marketing and selling of $100,046 and a decrease of general and administrative expense of $658,093.

Sales

This quarter we recorded sales of $90,751 from our nutraceutical products division. Cost of sales was $13,963 for a gross profit of $76,788 compared to sales of $58,543, cost of sales $8,430 for a gross profit of $50,113 in the same quarter ending June 30 2015

During the six months ended June 30 2016 we have recorded $91,836 in revenues. Cost of sales was $13,963 for a gross profit of $77,873 compared to revenue of $58,543, cost of sales was $8,430 for a gross profit of $50,113 for the six months ended June 30 2015.

Operating Expenses

Professional fees

During the second quarter ended June 30, 2016, professional fees expenses were $1,669, a decrease of $45,114 from the second quarter of 2015 professional fees expense of $46,783. The decrease can be attributed to decrease in legal expenses for the quarter.

During the first six months ended June 30, 2016, professional fees expenses were $4,305, a decrease of $92,898 from the first six months of 2015 professional fees expense of $97,203. The first quarter of 2015 included the costs of an equity raise; the company did not have these expenses in the six months ended June 30 2016.

Research and development

Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products. Also included in research and development are laboratory consumables.

During the second quarter ended June 30, 2016, research and development expenses of $115,130 decreased by $182,728 from $297,858 for the second quarter of 2015. The decrease was a result of the company's lack of funding.

During the six months ended June 30, 2016, research and development expenses of $251,552 decreased by $442,426 from $693,978 for the first six months of 2015. The decrease was a result of the company’s lack of funding.

General and administrative

During the second quarter of 2016, we incurred general and administrative expenses of $433,737 a decrease of $21,690 from $455,427 for the second quarter of 2015.

During the first six months of 2016, we incurred general and administrative expenses of $851,609, a decrease of $658,093 from $1,509,702 for the first six months of 2015.

Marketing and selling

During the second quarter ended June 30, 2016, marketing and selling expenses of $113,159 increased by $62,608 from $50,551 for the second quarter of 2015. The increase is a result of the company sales support during the quarter.

During the six months ended June 30, 2016, marketing and selling expenses of $219,690 decreased by $100,046 from $319,736 for the six months ended June 30, 2015. The decrease is a result of lack of funding. The company continuing negotiations in various parts of the world for the sale of distribution licenses for the sale of the company’s pharmaceutical and nutraceutical products.

Interest expense

Interest expense of $41,402 for the second quarter ended June 30, 2016 an increase of $14,699 from $26,703 for the second quarter of 2015. The increase is attributed to an increase in loans from stockholders during the period.

Interest expense of $76,738 for the six months ended June 30, 2016 an increase of $27,385 from $49,353 for the six months ended June 30, 2015. The increase is attributed to an increase in loans from stockholders during the period.

Liquidity and Capital Resources

At June 30, 2016 we had a working capital deficit of $3,174,638 which is an increase of $559,542 from the December 31, 2015 deficit balance of $2,615,097. The increase in the deficit is primarily a result of the loss for the six months of $1,326,021 netted by the $753,480 of this loss having been paid by issuing common stock for services.

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

During the six months ended June 30, 2016 the stockholders contributed a net amount of $159,678, made up of $161,505 advanced in cash less $1,827 of expenses paid by the company on behalf of the related party. At June 30, 2016 and December 31, 2015, we had cash on hand of $72,543 and $19,241, respectively. At June 30, 2016 we had accrued liabilities - related party of $1,564,099, compared to $732,125 at December 31, 2015. The increase represents the accrual of wages to company executive officers during the six month ended June 30, 2016. At June 30, 2016 we had notes payable - related party of $1,468,262, compared to $1,308,585 at December 31, 2015. The increase represents additional contributions from stockholders during the six months ended June 30, 2016. Accrued interest – related party at June 30, 2016 was $359,121 compared to $292,769 at December 31, 2015, which reflects the added interest of $66,352 on the related party payable. Accounts payable and accrued liabilities increased by $19,401 from $361,094 at December 31, 2015, to $380,495 at June 30, 2016, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we raise funds or successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

At June 30, 2016, we had a stockholders' deficit of $3,065,431 compared to a stockholders' deficit of $2,481,081 at December 31, 2015. The decrease in stockholders' deficit is primarily attributed to operating loss and issuance of common stock for service in the first six months of 2016.

As of March 9, 2017, we had cash on hand of $3,547. We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next six months, although we will need to limit cash outlays for research and product development until we can secure additional funds. We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds. We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000. In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $11,653,520 as of December 31, 2015. This loss carry forward may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2015 or the six month period ended June 30, 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2016. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

EASTGATE BIOTECH CORP.

Date: March 9, 2017	By:	/s/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2017	By:	/s/ Rose Perri
Rose Perri
President and Treasurer
(Principal Financial and Accounting Officer)

