Form 10-Q
period 2016-09-30
EASTGATE BIOTECH CORP
filed 2017-03-15
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 15, 2017
Common Stock, $0.00001 par value	306,822,175

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheet of Eastgate Biotech Corp. at September 30, 2016, related unaudited statements of operations and cash flows for the periods ended September 30, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. Operating results for the period ended September 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current
Cash	$-	$19,241
Deposits	251,160	14,595
Sales tax recoverable	98,283	79,681

Total current assets	349,443	113,517

Other assets
Property & Equipment, net	143,746	184,402

Total other assets	493,189	297,919

Total assets	$493,189	$297,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	935
Accounts payable and accrued liabilities	$367,204	$361,094
Deferred revenue	-	23,847
Accrued liabilities related party	1,949,737	732,125
Deferred rent	1,026	2,064
Capital lease obligation	10,102	8,130
Accrued interest - related parties	395,282	292,769
Notes payable - related parties	1,506,672	1,308,585

Total current liabilities	4,230,958	2,728,614

Long term liabilities
Capital lease obligation long term	41,391	50,386

Total Liabilities	4,272,349	2,779,000

Stockholders' equity (deficit)
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value no shares issued at September 30, 2016 and December 31, 2015	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value 306,822,175 and 282,872,175 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	3,069	2,829
Additional paid-in capital	9,891,004	9,137,764
Accumulated other comprehensive income	23,246	31,846
Deficit accumulated	(13,696,479)	(11,653,520)

Total stockholders' equity (deficit)	(3,779,160)	(2,481,081)

Total liabilities and stockholders' equity (deficit)	$493,189	$297,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$1,689	$73,179	$93,525	$131,722

Cost of goods sold	-	11,059	13,963	19,489

Gross (loss) profit	1,689	62,120	79,562	112,233

OPERATING EXPENSES

Professional fees	19,886	26,757	$24,191	$123,960
Research & development	115,518	257,380	367,070	951,358
General and administrative	435,994	464,756	1,287,603	1,974,458
Marketing and selling	107,454	119,594	327,144	439,330

	678,852	868,487	2,006,008	3,489,106

LOSS FROM OPERATIONS	(677,163)	(806,367)	(1,926,446)	(3,376,873)

Other items
Interest expense	(39,778)	(29,449)	(116,516)	(78,802)

Total other items	(39,778)	(29,449)	(116,516)	(78,802)

LOSS BEFORE INCOME TAXES	(716,941)	(835,816)	(2,042,962)	(3,455,675)

NET LOSS	$(716,941)	$(835,816)	$(2,042,962)	$(3,455,675)

BASIC AND DILUTED LOSS PER SHARE	$(0.002)	$(0.00)	$(0.007)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	306,732,501	217,302,267	303,779,292	161,087,899

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss	(716,941)	(835,816)	(2,042,962)	(3,455,675)

Other Comprehensive Loss - foreign currency translation	3,213	15,107	(8,600)	9,794

Comprehensive Loss	$(713,728)	$(820,709)	$(2,051,562)	$(3,445,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Nine Months Ended
		September 30,	September 30,
		2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(2)	$(2,042,962)	$(3,455,675)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party	8	(3,145)
Common stock issued for services	1	753,480	1,413,109
Depreciation	3	40,656	30,693
Stock options issued		(6)	291,427
Changes in operating assets and liabilities:
Accrued interest	-	102,513	78,802
Prepaid asset	(2)	(236,565)	(55,333)
Accounts payable	-5	(7,403)	67,498
Accounts Receivable		-	(38,392)
Accrued liabilities related party	2	1,212,628	1,150,291
Sales tax recoverable	(6)	(14,124)	(31,283)
Deferred rent		(1,147)	(1,206)
Deferred revenue		(25,048)

Cash flows used in operating activities	(1)	(221,124)	(550,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3)	-	-

Cash flows used in investing activities	(3)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	-	(7,023)	(4,130)
Proceeds from notes payable related party	8	201,233	280,624
Payments on notes payable related party	(5)	-	(5,536)
Common stock issued for cash	-	-	5,000
Cash Overdraft			6,345

Cash flows provided by financing activities	3	194,210	282,303

NET INCREASE (DECREASE) IN CASH	(1)	(26,913)	(267,766)
Effect of foreign currency translation adjustments		7,672	(18,715)

Cash, beginning of the period		19,241	286,481

Cash, end of the period		$-	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes		$-	$-
Cash paid for interest		$10,429	$1,261

Non Cash Financing activities:
Common stock issued to convert liabilities		$-	$1,317,330
Common stock issued - subscription payable		$-	$-
Common stock issued for placement fees		$-	85,401
Employee Advance repaid for reduction of Notes payable Related Party		-	$3,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

Notes to Condensed Financial Statements

September 30, 2016 and December 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Eastgate Biotech Corp without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $13,696,479 as of September 30, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collection is reasonably assured.

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

During the nine months ended September 30, 2016 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $201,233, and have had expenses paid by the Company of $3,146 on their behalf. At September 30, 2016 the Company has not repaid any of related party loans. During the year ended December 31, 2015 the CEO and the current President advanced the company cash of $310,825 and were repaid $5,536 of advances made. In addition during this period they paid $2,337 of expenses on behalf of the company and were reimbursed for $5,432 in expenses they previously paid. This accounts for the increase in notes payable related party for the year ended December 31, 2015 of $302,194. As of September 30, 2016 and December 31, 2015, the Company owed $395,281 and $292,798 of accrued interest to related parties, respectively, resulting from interest expense of $102,483 and $109,954, respectively.

NOTE 5 - SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis. At September 30, 2016, $98,283 was claimed as recoverable compared to the December 31, 2015 balance of $79,681. Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 - STOCKHOLDERS' EQUITY

On February 1st 2016, the Company issued a total of 23,400,000 restricted shares of common stock to various consultants for services rendered at the price of $0.0322 per share.

On July 16, 2016, 550, 251 warrants were exercised by their holders using cashless exercise provision at the price of $0.00001 per share. This resulted in 550,000 common shares being issued to these holders.

The following table summarizes the stock options that are issued, outstanding and exercisable

		Stock Options Issued & Outstanding
Exercise	Expiration	September 30	December 31
Price	Date	2016	2015
$0.286	February 12, 2020	10,375,000	10,375,000

As of September 30, 2016, the Company had 41,164,901 warrants to purchase common stock. All outstanding warrants have a weighted average price of $0.07 per share and have a weighted average remaining life of 2.81 years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company's financial statements for the nine months ended September 30, 2016 and 2015.

	For the Three Months ended		For the Nine Months ended
	September 30		September 30
	2016	2015	2016	2015
Revenues	$1,689	$73,179	$93,525	$131,722
Cost of sales	-	11,059	13,963	19,489
Gross profit	1,689	62,120	79,562	112,233

Operating Expenses
Professional fees	19,886	26,759	24,191	123,960
Research & development	115,518	257,380	367,070	951,358
General & administrative	435,994	464,756	1,287,603	1,974,458
Marketing and selling	107,454	119,594	327,144	439,330

Total operating expenses	678,852	868,487	2,006,008	3,489,106

Loss from operations	(677,163)	(806,367)	(1,926,446)	(3,376,873)

Interest income	(39,778)	(29,449)	(116,516)	(78,802)

Net loss	$(716,941)	$(835,816)	$(2,042,962)	$(3,455,675)

	September 30	December 31
	2016	2015

Total assets	$493,189	$297,919
Working Capital	$(3,881,515)	$(2,615,097)

Results of Operations

During the three months ended September 30 2016 company recorded revenue from royalty income. During the three months ended September 30, 2016, our net loss was $716,941 compared to a net loss of $835,816 for the three months ended September 30, 2015. The decreased loss for 2016 of $118,875 was primarily due to the fact the company had reduced G&A expenses by 28,762, the research and development expenses by $141,862, professional fees decreased respectively by $6,871 and marketing & selling expenses decreased by $12,140. These changes in expenditures combined with a gross profit on royalty revenue of $1,689 resulted in the decreased loss of $118,875 for the quarter.

During the nine months ended September 30, 2016 company recorded revenue of $93,525. During the nine months ended September 30, 2016, our net loss was $2,042,962 compared to a net loss of $3.455.675 for the nine months ended September 30, 2015. The decreased loss for 2016 of $1,412,713 was due to the fact the company was less active in the nine month period ended September 30, 2016 due to lack of funding. The primary reasons for the decrease were decrease in operating expenses including a decrease in professional fees of $99,769, a decrease in R&D expenses of $584,288, a decrease in marketing and selling of $112,186 and a decrease of general and administrative expense of $686,855.

Sales

This quarter we recorded revenue of $1,689 from royalty income. Cost of sales was nil for a gross profit of $1,689 compared to sales of $73,179with the cost of sales of $11,059 for a gross profit of $62,120 in the same quarter ending September 30 2015

During the nine months ended September 30 2016 we have recorded $93,525 in revenues. Cost of sales was $13,963 for a gross profit of $79,562 compared to revenue of $131,722with the cost of sales of $19,489 for a gross profit of $112,233 for the nine months ended September 30 2015.

Operating Expenses

Professional fees

During the third quarter ended September 30, 2016, professional fees expenses were $19,886, a decrease of $6,871 from the third quarter of 2015 professional fees expense of $26,757. The decrease can be attributed to decrease in legal expenses for the quarter.

During the first nine months ended September 30, 2016, professional fees expenses were $24,191, a decrease of $99,769 from the first nine months of 2015 professional fees expense of $123,960. The first quarter of 2015 included the costs of an equity raise; the company did not have these expenses in the nine months ended September 30 2016.

Research and development

Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products. Also included in research and development are laboratory consumables.

During the third quarter ended September 30, 2016, research and development expenses of $115,518 decreased by $141,862 from $257,380 for the third quarter of 2015. The decrease was a result of the company's lack of funding.

During the nine months ended September 30, 2016, research and development expenses of $367,070 decreased by $584,288 from $951,358 for the first nine months of 2015. The decrease was a result of the company’s lack of funding.

General and administrative

During the third quarter of 2016, we incurred general and administrative expenses of $435,994 a decrease of $28,762 from $464,756 for the third quarter of 2015.

During the first nine months of 2016, we incurred general and administrative expenses of $1,287,603, a decrease of $686,855 from $1,974,458 for the first nine months of 2015.

Marketing and selling

During the third quarter ended September 30, 2016, marketing and selling expenses of $107,454 decreased by $12,140 from $119,594 for the third quarter of 2015. The decrease is a result of the company reduced promotional activities during 2016.

During the nine months ended September 30, 2016, marketing and selling expenses of $327,144 decreased by $112,186 from $439,330 for the nine months ended September 30, 2015. The decrease is a result of lack of funding. The company continuing negotiations in various parts of the world for the sale of distribution licenses for the sale of the company’s pharmaceutical and nutraceutical products.

Interest expense

Interest expense of $39,778 for the third quarter ended September 30, 2016 an increase of $10,329 from $29,449 for the third quarter of 2015. The increase is attributed to an increase in loans from stockholders during the period.

Interest expense of $116,516 for the nine months ended September 30, 2016 an increase of $37,714 from $78,802 for the nine months ended September 30, 2015. The increase is attributed to an increase in loans from stockholders during the period.

Liquidity and Capital Resources

At September 30, 2016 we had a working capital deficit of $3,881,515 which is an increase of $1,266,418 from the December 31, 2015 deficit balance of $2,615,097. The increase in the deficit is primarily a result of the loss for the nine months of $2,042,962 netted by the $753,480 of this loss having been paid by issuing common stock for services.

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

During the nine months ended September 30, 2016 the stockholders contributed a net amount of $198,087, made up of $201,233 advanced in cash less $3,146 of expenses paid by the company on behalf of the related party. At September 30, 2016 and December 31, 2015, we had bank overdraft of $935 and cash on hand of $19,241, respectively. At September 30, 2016 we had accrued liabilities - related party of $1,949,737, compared to $732,125 at December 31, 2015. The increase represents the accrual of wages to company executive officers during the nine month ended September 30, 2016. At September 30, 2016 we had notes payable - related party of $1,506,672, compared to $1,308,585 at December 31, 2015. The increase represents additional contributions from stockholders during the nine months ended September 30, 2016. Accrued interest – related party at September 30, 2016 was $395,281 compared to $292,769 at December 31, 2015, which reflects the added interest of $102,513 on the related party payable. Accounts payable and accrued liabilities increased by $6,110 from $361,094 at December 31, 2015, to $367,204 at September 30, 2016, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we raise funds or successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

At September 30, 2016, we had a stockholders' deficit of $3,779,160 compared to a stockholders' deficit of $2,481,081 at December 31, 2015. The increase in stockholders' deficit is primarily attributed to operating loss offset by the issuance of common stock for service in the first nine months of 2016.

As of March 10, 2017, we had cash on hand of $2,428. We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next three months, although we will need to limit cash outlays for research and product development until we can secure additional funds. We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds. We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000. In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $11,653,520 as of December 31, 2015. This loss carry forward may be offset against future taxable income through the year 2033. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2015 or the nine month period ended September 30, 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2016. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EASTGATE BIOTECH CORP.

Date: March 15, 2017	By:	/s/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2017	By:	/s/ Rose Perri
Rose Perri
President and Treasurer
(Principal Financial and Accounting Officer)

