Form 10-Q/A
period 2016-03-31
EASTGATE BIOTECH CORP
filed 2018-03-01
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 27, 2018
Common Stock, $0.00001 par value	934,305,,508

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as originally filed with the Securities and Exchange Commission on February 27, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and President, treasurer and coporate secretaryin Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

On or about May 3, 2017, the Board of Directors, upon the recommendation of the Company’s management and after discussions with our then current independent registered public accounting firm, Sadler, Gibb & Associates, LLC (“Sadler”), concluded that the quarterly financial statements for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016 (collectively, the “Non-Reliance Periods”) as previously issued should no longer be relied upon (the “Non-Reliance Determination”).

The Company made the Non-Reliance Determination because the quarterly financial statements had been filed without Sadler;s review. Our quarterly financial statements have been restated to correct errors in the Original 10-Q. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of such errors in the Original 10-Q

2

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

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2016	2015
	(Restated)
ASSETS
Current assets
Cash	$10,815	$19,241
Deposits		14,595
Sales tax recoverable		79,681

Total current assets	10,815	113,517

Other assets
Property & Equipment, net	-	184,402

Total assets	$10,815	$297,919

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$269,171	$361,094
Deferred revenue	26,599	23,847
Accrued liabilities related party	1,136,686	732,125
Deferred rent	1,818	2,064
Capital lease obligation	8,698	8,130
Accrued interest - related parties	324,687	292,769
Notes payable - related parties	1,402,051	1,308,585

Total current liabilities	3,169,710	2,728,614

Long term liabilities
Capital lease obligation long term	47,845	50,386

Total Liabilities	3,217,555	2,779,000

Stockholders' deficit
Authorized:
Preferred stock: 50,000,000 shares authorized at $0.00001 par value no shares issued at March 31, 2016 and December 31, 2015	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value 306,272,175 and 282,872,175 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	3,063	2,829
Additional paid-in capital	9,891,010	9,137,764
Accumulated other comprehensive income	16,223	31,846
Deficit accumulated	(13,117,036)	(11,653,520)

Total stockholders' deficit	(3,206,740)	(2,481,081)

Total liabilities and stockholders' deficit	$10,815	$297,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,
	2016	2015
	(Restated)
REVENUES	$	$-

Gross profit	-	-

OPERATING EXPENSES

Professional fees	$2,636	50,420
Research & development	138,641	396,120
General and administrative	1,032,220	1,054,275
Marketing and selling	70,281	269,185

Total Operating Expenses	1,243,778	1,770,000

LOSS FROM OPERATIONS	(1,243,778)	(1,770,000)

Other items
Interest expense	(35,336)	(22650)
Losses from Impairment of Assets	(184,402)	-

Total other items	(219,738)	(22,650)

LOSS BEFORE INCOME TAXES	(1,463,516)	(1,792,650)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,463,516)	$(1,792,650)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	298,300,747	110,011,256

Net Loss	(1,463,516)	(1,792,650)

Other Comprehensive Loss - foreign currency translation	(15,623)	(88)

Comprehensive Loss	$(1,479,139)	$(1,792,738)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

Statements of Stockholders' Equity (Deficit)

						Deficit
					Accumulated	Accumulated	Total
			Additional		other	During the	Stockholders'
	Common Stock		Paid-In	Subscription	comprehensive	Development	Equity
	Shares	Amount	Capital	Payable	income	Stage	(Deficit)

Balance, December 31, 2014	89,635,234	896	5,957,771	-	15,268	(7,372,210)	(1,398,275)

Shares issued in conversion of accrued compensation	117,898,608	1,179	1,236,151				1,237,330
Shares issued for services	24,253,333	243	560,351				560,594
Stock options and Warrants issued			488,351				488,351
Shares issued for Acquisition of Assets/Lease	1,500,000	15	20,985				21,000
Private placement shares and warrants issued for cash	335,000	3	24,997				25,000
Shares an warrants (units) issued for accrued compensation							-
Shares issued for bonus	49,250,000	493	849,158				849,651
Foreign Currency Transaltion adjustments					16,578		16,578
Net loss for the Year ended December 31, 2015						(4,281,310)	(4,281,310)

Balance, December 31, 2015	282,872,175	2,829	9,137,764	0	31,846	(11,653,520)	(2,481,081)

Shares issued for services	23,400,000	234	753,246				753,480
Foreign Currency Transaltion adjustments					(15,623)		(15,623)
Net loss for the Year ended December 31, 2015						(1,463,516)	(1,463,516)

Balance, March 31, 2016	306,272,175	3,063	9,891,010	-	16,223	(13,117,036)	(3,206,740)

The accompanying notes are an integral part of these financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31	March 31
	2016	2015
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,463,516)	$(1,792,650)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party	(611)	833
Common stock issued for services	753,480	854,243
Depreciation	-	9,282
Losses from Impairment of Assets	184,402
Stock options issued	-	291,427
Changes in operating assets and liabilities:
Accrued interest	31,918	22,650
Prepaid asset	14,595	(11,275)
Accounts payable	(15,126)	7,129
Accrued liabilities related party	398,021	303,004
Reserve for Recoverable Tax	(7,382)	(15,687)
Deferred rent	(368)	(408)
Deferred revenue	1,085	65,406

Cash flows used in operating activities	(103,503)	(266,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(1,973)	-
Proceeds from notes payable related party	94,077	33,000
Payments on notes payable related party	-	(5,536)
Common stock issued for cash	-	-

Cash flows provided by financing activities	92,104	27,464

NET DECREASE IN CASH	(11,398)	(238,582)
Effect of foreign currency translation adjustments	2,972	(19,038)

Cash, beginning of the period	19,241	286,481

Cash, end of the period	$10,815	$28,861

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,424	$44

Non Cash Financing activities:
Common stock issued to convert liabilities	$-	325,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

Notes to Condensed Financial Statements

March 31, 2016 and December 31, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Eastgate Biotech Corp without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $13,117,036 as of March 31, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Eastgate Biotech Corp. and its wholly-owned subsidiary Eastgate Pharmaceuticals Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis but company was able to file the return only in 2017. This is reserved as of March 31, 2016, the balance of $93,028 was claimed as recoverable compared to the December 31, 2015 balance of $79,681. Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – STOCKHOLDERS' EQUITY

On February 1st 2016, the Company issued a total of 23,400,000 restricted shares of common stock to various consultants for services rendered at the price of $0.0322 per share which was the closing price on February 1st 2016.

The following table summarizes the stock options that are issued, outstanding and exercisable

		Stock Options Issued & Outstanding
Exercise	Expiration	March 31	December 31
Price	Date	2016	2015
$0.0286	February 12, 2020	10,375,000	10,375,000

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

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855 the Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report except as described below:

On January 1st 2017, the Company issued 1,000,000 share of common stock to two lawyers as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act of 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On February 1st 2017, the Company issued 8,000,000 share of common stock to two consultants as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act of 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

 Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company’s financial statements for the three months ended March 31, 2016 and 2015.

	For the Three Months ended
	March 31
	2016	2015
Revenues	$-	$-

Operating Expenses
Professional fees	2,636	50,420
Research & development	138,641	396,120
General & administrative	1,032,220	1,054,275
Marketing and selling	70,281	269,185

Total operating expenses	1,243,778	1,770,000

Loss from operations	(1,243,778)	(1,770,000)

Interest expense	(35,336)	(22,650)
Losses from impairment of Assets	(184,402)	-

Net loss	$(1,463,516)	$(1,792,650)

	March31	December31
	2016	2015

Total assets	103,843	297,919
Working Capital	(3,158,895)	(2,615,097)

Results of Operations

During the three months ended March 31, 2016 the company recorded Zero revenue. During the three months ended March 31, 2016, our net loss was $1,463,516 compared to a net loss of $1,792,650 for the three months ended March 31, 2015. The decreased loss for 2016 of $329,134 was due to the fact the company was less active in the quarter ended March 31, 2016 due to lack of funding. The primary reasons for the decrease were decrease operating expenses including a decrease in professional fees of $47,784, a decrease in R&D expenses of $257,479, a decrease in marketing and selling of 198,904 and a decrease of general and administrative expense of 22,055.

Sales

The company deferred all it revenue of $1,085 in the first quarter ended March 31, 2016.

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

During the first quarter ended March 31, 2016, research and development expenses of $138,641 decreased by $257,479 from $396,120 for the first quarter of 2015.

General and administrative

During the first quarter of 2016, we incurred general and administrative expenses of $1,032,220 a decrease of $22,055 from $1,054,275 for the first quarter of 2015. The 2015 figure included non cash item from issuance of shares to management.

Marketing and selling

During the first quarter ended March 31, 2016, marketing and selling expenses of $70,281 decreased by $198,904 from $269,185 for the first quarter of 2015. The decrease is a result of lack of funding. The company continuing negotiations in various parts of the world for the sale of distribution licenses for the company’s pharmaceutical and nutraceutical products.

Interest expense

Interest expense of $35,336 for the first quarter ended March 31, 2016 an increase of $12,686 from $22,650 for the first quarter of 2015. The increase is attributed to an increase in loans from stockholders during the period.

Loss from Impairment of Assets,

During the six month ended June 30 2016 the company recognized losses from impairment of lab equipment of $184,402, previously company never recorded such losses. The equipment cost value were $271,040, accumulated amortization were $86,638.

Liquidity and Capital Resources

At March 31, 2016 we had a working capital deficit of $3,158,895 which is an increase of $543,798 from the December 31, 2015 deficit balance of $2,615,097. The increase in the deficit is primarily a result of the loss for the quarter of $1,463,516 netted by the $753,480 of this loss having been paid by issuing common stock for services.

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

During the three months ended March 31, 2016 the stockholders contributed a net amount of $93,466, made up of $94,077 advanced in cash less $611 of expenses paid by the company on behalf of the related party. At March 31, 2016 and December 31, 2015, we had cash on hand of $10,815 and $19,241, respectively. At March 31, 2016 we had accrued liabilities - related party of $1,172,936, compared to $732,125 at December 31, 2015. The increase represents the accrual of wages to company executive officers during the quarter ended March 31, 2016. At March 31, 2016 we had notes payable - related party of $1,402,051, compared to $1,308,585 at December 31, 2015. The increase represents additional contributions from stockholders during the three months ended March 31, 2016. Accrued interest – related party at March 31, 2016 was $324,687 compared to $292,769 at December 31, 2015, which reflects the added interest of $31,918 on the related party payable. Accounts payable and accrued liabilities increased by $1,105 from $361,094 at December 31, 2015, to $362,199 at March 31, 2016, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we raise funds or successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

At March 31, 2016, we had a stockholders’ deficit of $3,206,740 compared to a stockholders’ deficit of $2,481,081 at December 31, 2016. The increase in stockholders’ deficit is primarily attributed to operating loss and issuance of common stock for service in the first quarter of 2016.

As of March 31, 2016, we had cash on hand of $10,815. We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next nine months, although we will need to limit cash outlays for research and product development until we can secure additional funds. We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds. We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000. In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception to date financial information.

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

Plan of Operation

Following the closing of a patent acquisition agreement (the “Acquisition Agreement”) in 2012, we have become engaged in the development and ultimate formulation of other novel formulations of natural compounds and pharmaceutical products that have limitations in effective use for human consumption. We believe our self-emulsifying drug delivery technology can improve the efficacy of existing products and formulations based on natural or well-established compounds and known biologically active compounds. We intend to conduct our research and development through collaborative programs. We anticipate relying on arrangements with third party drug developers such as contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

Forward-Looking and Cautionary Statements

Statements contained in this report which are not historical facts, may be considered “forward-looking statements,” which term is defined by the Private Securities Litigation Reform Act of 1995. Any “safe harbor under this Act does not apply to a “penny stock” issuer, which definition would include the company. Forward-looking statements are based on current expectations and the current economic environment. We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and president, treasurer and corporate secretary , to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and president, treasurer and corporate secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our chief executive officer and president, treasurer and corporate secretary, concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and adequate financial reporting controls and the absence of an audit committee.

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

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of president, treasurer and corporate secretary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

_____________

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGATE BIOTECH CORP.

Date: February 28, 2018	By:	/s/ Anna Gluskin
Anna Gluskin
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2018	By:	/s/ Rose Perri
Rose Perri
President, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

