Form 10-Q/A
period 2016-06-30
EASTGATE BIOTECH CORP
filed 2018-03-01
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-52886

EASTGATE BIOTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2203-65 Harbour Square | Toronto, Ontario | Canada M5J 2L4

(Address of principal executive offices)

(647) 692-0652

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 27, 2018
Common Stock, $0.00001 par value	934,305,508

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheet of Eastgate Biotech Corp. at June 30, 2016, related unaudited statements of operations and cash flows for the periods ended June 30, 2016 and 2015 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. Operating results for the period ended June 30, 2016, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2016	2015

ASSETS
Current
Cash	$72,543	$19,241
Deposits		14,595
Sales tax recoverable	-	79,681

Total current assets	72,543	113,517

Other assets
Property & Equipment, net	-	184,402

Total other assets	-	184,402

Total assets	$72,543	$297,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$285,346	$361,094
Deferred revenue	94,166	23,847
Accrued liabilities related party	1,484,349	732,125
Deferred rent	1,430	2,064
Capital lease obligation	8,453	8,130
Accrued interest - related parties	359,121	292,769
Notes payable - related parties	1,468,262	1,308,585

Total current liabilities	3,701,127	2,728,614

Long term liabilities
Capital lease obligation long term	48,091	50,386

Total Liabilities	3,749,218	2,779,000

Commitments and Contingencies	-	-

Stockholders' deficit
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value
no shares issued at June 30, 2016 and December 31, 2015	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value
306,272,175 and 282,872,175 shares issued and outstanding at
June 30, 2016 and December 31, 2015 respectively	3,063	2,829
Additional paid-in capital	9,891,010	9,137,764
Accumulated other comprehensive income	17,706	31,846
Deficit accumulated	(13,588,454)	(11,653,520)

Total stockholders' deficit	(3,676,675)	(2,481,081)

Total liabilities and stockholders' deficit	$72,543	$297,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2016		2015	2016	2015

REVENUES	$		$58,543	$	$58,543

Cost of goods sold			8,430		8,430
				-	-

Gross (loss) profit		-	50,113	-	50,113

OPERATING EXPENSES

Professional fees		1,669	46,783	$4,305	$97,203
Research & development		126,873	297,858	265,514	693,978
General and administrative		231,815	455,427	1,264,035	1,509,702
Marketing and selling		69,659	50,551	139,940	319,736

-		430,016	850,619	1,673,794	2,620,619

LOSS FROM OPERATIONS		(430,016)	(800,506)	(1,673,794)	(2,570,506)

Other items
Interest expense		(41,402)	(26,703)	(76,738)	(49,353)
Losses from impairment of Assets			-	(184,402)

Total other items		(41,402)	(26,703)	(261,140)	(49,353)

LOSS BEFORE INCOME TAXES		(471,418)	(827,209)	(1,934,934)	(2,619,859)

PROVISION FOR INCOME TAXES		-	-	-	-

NET LOSS		$(471,418)	$(827,209)	$(1,934,934)	$(2,619,859)

BASIC AND DILUTED LOSS PER SHARE		$(0.002)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		306,272,175	154,771,152	302,286,461	132,514,850

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss		(471,418)	(827,209)	(1,934,934)	(2,619,859)

Other Comprehensive Loss - foreign currency translation		1,484	(5,224)	(14,140)	(5,312)

Comprehensive Loss		$(469,934)	$(832,433)	$(1,949,074)	$(2,625,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

Statements of Stockholders' Equity (Deficit)

						Deficit
					Accumulated	Accumulated	Total
			Additional		other	During the	Stockholders'
	Common Stock		Paid-In	Subscription	comprehensive	Development	Equity
	Shares	Amount	Capital	Payable	income	Stage	(Deficit)

Balance, December 31, 2014	89,635,234	896	5,957,771	-	15,268	(7,372,210)	(1,398,275)

Shares issued in conversion of accrued compensation	117,898,608	1,179	1,236,151				1,237,330
Shares issued for services	24,253,333	243	560,351				560,594
Stock options and Warrants issued			488,351				488,351
Shares issued for Acquisition of Assets/Lease	1,500,000	15	20,985				21,000
Private placement shares and warrants issued for cash	335,000	3	24,997				25,000
Shares an warrants (units) issued for accrued compensation							-
Shares issued for bonus	49,250,000	493	849,158				849,651
Foreign Currency Transaltion adjustments					16,578		16,578
Net loss for the Year ended December 31, 2015						(4,281,310)	(4,281,310)
							-

Balance, December 31, 2015	282,872,175	2,829	9,137,764	0	31,846	(11,653,520)	(2,481,081)

Shares issued in conversion of accrued compensation	-	0	0				0
Shares issued for services	23,400,000	234	753,246				753,480
Stock options and Warrants issued			0				0
Shares issued for Acquisition of Assets/Lease	-	-	0				0
Private placement shares and warrants issued for cash	-	-	-				-
Shares an warrants (units) issued for accrued compensation							0
Shares issued for bonus	-	-	-				-
Foreign Currency Transaltion adjustments					(14,140)		(14,140)
Net loss for the Year ended December 31, 2015						(1,934,934)	(1,934,934)
							-

Balance, June 30, 2016	306,272,175	3,063	9,891,010	-	17,706	(13,588,454)	(3,676,675)

The accompanying notes are an integral part of these financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,934,934)	$(2,619,859)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalfby a related party	(1,827)
Common stock issued for services	753,480	1,077,743
Depreciation		18,564
Losses from Impairment of Assets	184,402	-
Stock options issued	-	291,427
Changes in operating assets and liabilities:
Accrued interest	66,352	49,353
Prepaid asset	14,595	(6,597)
Accounts payable	2,028	49,242
Accrued liabilities related party	745,639	725,452
Reserve for Recoverable Tax	(9,606)	(24,436)
Deferred rent	(760)	(820)
Deferred revenue	66,950	9,831

Cash flows used in operating activities	(113,681)	(430,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(1,973)	-
Proceeds from notes payable related party	161,505	159,750
Payments on notes payable related party	-	(5,536)
Cash Overdraft		6,611

Cash flows provided by financing activities	159,532	160,825

NET INCREASE (DECREASE) IN CASH	45,851	(269,275)
Effect of foreign currency translation adjustments	7,451	(17,206)

Cash, beginning of the period	19,241	286,481

Cash, end of the period	$72,543	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$6,027	$-

Non Cash Financing activities:
Common stock issued to convert liabilities	$-	761,849

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $13,588,454 as of June 30, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

During the six months ended June 30, 2016 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $161,505, and have had expenses paid by the Company of $1,827 on their behalf. At June 30, 2016 the Company has not repaid any of related party loans. During the year ended December 31, 2015 the CEO and the current President advanced the company cash of $310,825 and were repaid $5,536 of advances made. In addition during this period they paid $2,337 of expenses on behalf of the company and were reimbursed for $5,432 in expenses they previously paid. This accounts for the increase in notes payable related party for the year ended December 31, 2015 of $302,194. As of June 30, 2016 and December 31, 2015, the Company owed $359,121 and $292,769 of accrued interest to related parties, respectively, resulting from interest expense of $66,322 and $109,954, respectively.

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis but company was able to file the return only in 2017. This is reserved as of June 30, 2016, The Balance of $95,149 was claimed as recoverable compared to the December 31, 2015 balance of $79,681. Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company’s financial statements for the three and six months ended June 30, 2016 and 2015.

	For the Three Months ended		For the Six Months ended
	June 30		June 30
	2016	2015	2016	2015
Revenues	$-	$58,543	$-	$58,543
Cost of sales		8,430		8,430
Gross profit		50,113		50,113

Operating Expenses
Professional fees	1,669	46,783	4,305	97,203
Research & development	126,873	297,858	265,514	693,978
General & administrative	231,815	455,427	1,264,035	1,509,702
Marketing and selling	69,659	50,551	139,940	319,736

Total operating expenses	430,016	850,619	1,673,794	2,620,619

Loss from operations	(430,016)	(800,506)	(1,673,794)	(2,570,506)

Interest expense	(41,402)	(26,703)	(76,738)	(49,353)
Losses from impairment of Assets			(184,402)

Net loss	$(471,418)	$(827,209)	$(1,934,934)	$(2,619,859)

			June 30	December 31
			2016	2015

Total assets			$167,692	$297,919
Working Capital			$(3,628,584)	$(2,615,097)

Results of Operations

During the three months ended June 30, 2016, our net loss was $471,418 compared to a net loss of $827,209 for the three months ended June 30, 2015. The decreased loss for 2016 of $355,791 was primarily due to the fact the company had decreased G&A expenses of $223,612, the research and development expenses and professional fees decreased respectively by $170,985 and $45,114, whereas marketing & selling expenses increased by $19,108. These changes in expenditures resulted in the decreased loss of $471,418 for the quarter.

During the six months ended June 30, 2016 the Company did not recorded any revenue. During the six months ended June 30, 2016, our net loss was $1,934,934 compared to a net loss of $2,619,859 for the six months ended June 30, 2015. The decreased loss for 2016 of $684,925 was due to the fact the company was less active in the six month period ended June 30, 2016 due to lack of funding. The primary reasons for the decrease was due to the decrease in operating expenses which included a decrease in professional fees of $92,898, a decrease in R&D expenses of $428,464, a decrease in marketing and selling of $179,796 and a decrease of general and administrative expense of $245,667.

Sales

During the three months ended June 30 2016 the company recorded no sales from our nutraceutical products division but all the sales were deferred compared to sales of $58,543, cost of sales $8,430 for a gross profit of $50,113 in the same quarter ending June 30 2015

During the six months ended June 30 2016 we have recorded no revenues, all the sales were deferred compared to revenue of $58,543, cost of sales was $8,430 for a gross profit of $50,113 for the six months ended June 30 2015.

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

During the second quarter ended June 30, 2016, research and development expenses of $126,873 decreased by $170,985 from $297,858 for the second quarter of 2015. The decrease was a result of the company’s lack of funding.

During the six months ended June 30, 2016, research and development expenses of $265,514 decreased by $428464 from $693,978 for the first six months of 2015. The decrease was a result of the company’s lack of funding.

General and administrative

During the second quarter of 2016, we incurred general and administrative expenses of $231,815, decrease of $223,612 from $455,427 for the second quarter of 2015.

During the first six months of 2016, we incurred general and administrative expenses of $1,264,035, a decrease of $245,667 from $1,509,702 for the first six months of 2015.

Marketing and selling

During the second quarter ended June 30, 2016, marketing and selling expenses of $69,659, increased by $19,108 from $50,551 for the second quarter of 2015.

During the six months ended June 30, 2016, marketing and selling expenses of $139,940 decreased by $179,796 from $319,736 for the six months ended June 30, 2015. The decrease is a result of lack of funding to spend on marketing expenses. The company continuing negotiations in various parts of the world for the sale of distribution licenses for the sale of the company’s pharmaceutical and nutraceutical products.

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

Liquidity and Capital Resources

At June 30, 2016 we had a working capital deficit of $3,628,584 which is an increase of $1,013,488 from the December 31, 2015 deficit balance of $2,615,097. The increase in the deficit is primarily a result of the loss for the six months of $1,934,934 netted by the $753,480 of this loss having been paid by issuing common stock for services.

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

During the six months ended June 30, 2016 the stockholders contributed a net amount of $159,677, made up of $161,505 advanced in cash less $1,827 of expenses paid by the company on behalf of the related party. At June 30, 2016 and December 31, 2015, we had cash on hand of $72,543 and $19,241, respectively. At June 30, 2016 we had accrued liabilities - related party of $1,564,099, compared to $732,125 at December 31, 2015. The increase represents the accrual of wages to company executive officers during the six month ended June 30, 2016. At June 30, 2016 we had notes payable - related party of $1,468,262, compared to $1,308,585 at December 31, 2015. The increase represents additional contributions from stockholders during the six months ended June 30, 2016. Accrued interest – related party at June 30, 2016 was $359,121 compared to $292,769 at December 31, 2015, which reflects the added interest of $66,352 on the related party payable. Accounts payable and accrued liabilities increased by $19,401 from $361,094 at December 31, 2015, to $380,495 at June 30, 2016, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we raise funds or successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

At June 30, 2016, we had a stockholders’ deficit of $3,676,675 compared to a stockholders’ deficit of $2,481,081 at December 31, 2015. The increase in stockholders’ deficit is primarily attributed to operating loss and issuance of common stock for service in the first six months of 2016.

As of June 30, 2016, we had cash on hand of $72,543. We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next six months, although we will need to limit cash outlays for research and product development until we can secure additional funds. We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds. We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000. In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in 2nd quarter of 2016

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of President, Treasurer and Corporate Sectary Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101. CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

_________

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

