Form 10-Q/A
period 2016-09-30
EASTGATE BIOTECH CORP
filed 2018-03-01
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 28, 2018
Common Stock, $0.00001 par value	934,305,,508

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

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2016	2015

ASSETS
Current
Cash	$-	$19,241
Deposits		14,595
Sales tax recoverable	-	79,681

Total current assets	-	113,517

Other assets
Property & Equipment, net		184,402

Total other assets	-	184,402

Total assets	$-	$297,919

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank indebtedness	935
Accounts payable and accrued liabilities	$268,921	$361,094
Deferred revenue	94,546	23,847
Accrued liabilities related party	1,826,487	732,125
Deferred rent	1,026	2,064
Capital lease obligation	10,102	8,130
Accrued interest - related parties	395,282	292,769
Notes payable - related parties	1,506,672	1,308,585

Total current liabilities	4,103,971	2,728,614

Long term liabilities
Capital lease obligation long term	41,391	50,386

Total Liabilities	4,145,362	2,779,000

Commitments and Contingencies	-	-

Stockholders' deficit
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value
no shares issued at September 30, 2016 and December 31, 2015	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value
306,822,175 and 282,872,175 shares issued and outstanding at
September 30, 2016 and December 31, 2015 respectively	3,069	2,829
Additional paid-in capital	9,891,004	9,137,764
Accumulated other comprehensive income	22,319	31,846
Deficit accumulated	(14,061,754)	(11,653,520)

Total stockholders' deficit	(4,145,362)	(2,481,081)

Total liabilities and stockholders' deficit	$(0)	$297,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$	$73,179	$	$131,722

Cost of goods sold	-	11,059	-	19,489
			-	-

Gross (loss) profit	-	62,120	-	112,233

OPERATING EXPENSES

Professional fees	19,886	26,757	$24,191	$123,960
Research & development	115,610	257,380	381,124	951,358
General and administrative	234,072	464,756	1,498,107	1,974,458
Marketing and selling	63,954	119,594	203,894	439,330

-	433,522	868,487	2,107,316	3,489,106

LOSS FROM OPERATIONS	(433,522)	(806,367)	(2,107,316)	(3,376,873)

Other items
Interest expense	(39,778)	(29,449)	(116,516)	(78,802)
Losses from impairment of Assets	-	-	(184,402)	-

Total other items	(39,778)	(29,449)	(300,918)	(78,802)

LOSS BEFORE INCOME TAXES	(473,300)	(835,816)	(2,408,234)	(3,455,675)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(473,300)	$(835,816)	$(2,408,234)	$(3,455,675)

BASIC AND DILUTED LOSS PER SHARE	$(0.002)	$(0.004)	$0.010	$(0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	306,732,501	217,302,267	303,779,292	161,087,899

COMPREHENSIVE LOSS
A summary of the components of
other comprehensive loss for the
periods ended is as follows:

Net Loss	(473,300)	(835,816)	(2,408,234)	(3,455,675)

Other Comprehensive Loss - foreign currency translation	4,614	15,107	(9,527)	9,794

Comprehensive Loss	$(468,686)	$(820,709)	$(2,417,761)	$(3,445,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTGATE BIOTECH CORP.

Statements of Stockholders' Equity (Deficit)

						Deficit
					Accumulated	Accumulated	Total
			Additional		other	During the	Stockholders'
	Common Stock		Paid-In	Subscription	comprehensive	Development	Equity
	Shares	Amount	Capital	Payable	income	Stage	(Deficit)

Balance, December 31, 2014	89,635,234	896	5,957,771	-	15,268	(7,372,210)	(1,398,275)

Shares issued in conversion of accrued compensation	117,898,608	1,179	1,236,151				1,237,330
Shares issued for services	24,253,333	243	560,351				560,594
Stock options and Warrants issued			488,351				488,351
Shares issued for Acquisition of Assets/Lease	1,500,000	15	20,985				21,000
Private placement shares and warrants issued for cash	335,000	3	24,997				25,000
Shares an warrants (units) issued for accrued compensation							-
Shares issued for bonus	49,250,000	493	849,158				849,651
Foreign Currency Transaltion adjustments					16,578		16,578
Net loss for the Year ended December 31, 2015						(4,281,310)	(4,281,310)
							-

Balance, December 31, 2015	282,872,175	2,829	9,137,764	0	31,846	(11,653,520)	(2,481,081)

Shares issued in conversion of accrued compensation	-	0	0				0
Shares issued for services	23,400,000	234	753,246				753,480
Stock options and Warrants issued	55,000	6	(6)				0
Shares issued for Acquisition of Assets/Lease	-	-	0				0
Private placement shares and warrants issued for cash	-	-	-				-
Shares an warrants (units) issued for accrued compensation							0
Shares issued for bonus	-	-	-				-
Foreign Currency Transaltion adjustments					(9,527)		(9,527)
Net loss for the Year ended December 31, 2016						(2,408,234)	(2,408,234)
							-

Balance, September 30, 2016	306,822,175	3,069	9,891,004	-	22,319	(14,061,754)	(4,145,362)

The accompanying notes are an integral part of these financial statements.

EASTGATE BIOTECH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,408,234)	$(3,455,675)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party	3,145
Common stock issued for services	753,480	1,413,109
Depreciation	-	30,693
Loss from impairment of assets	184,402
Stock options issued	(6)	291,427
Changes in operating assets and liabilities:
Accrued interest	102,513	78,802
Prepaid asset	14,595	(55,333)
Accounts payable	(7,403)	67,498
Accounts Receivable	-	(38,392)
Accrued liabilities related party	1,089,378	1,150,291
Reserve for recoverable tax	(14,124)	(31,283)
Deferred rent	(1,147)	(1,206)
Deferred revenue	69,066

Cash flows used in operating activities	(220,626)	(550,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(7,023)	(4,130)
Proceeds from notes payable related party	201,233	280,624
Payments on notes payable related party	-	(5,536)
Common stock issued for cash	-	5,000
Cash Overdraft		6,345

Cash flows provided by financing activities	194,210	282,303

NET DECREASE IN CASH	(26,416)	(267,766)
Effect of foreign currency translation adjustments	7,175	(18,715)

Cash, end of the period	$-	$0

Cash, end of the period	$-	$0

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$10,429	$1,261

Non Cash Financing activities:
Common stock issued to convert liabilities	$-	$1,317,330
Common stock issued - subscription payable	$-	$-
Common stock issued for placement fees	$-	85,401
Employee Advance repaid for reduction of Notes payable Related Party	-	$3,359

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $14,061,754 as of September 30, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

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

During the nine months ended September 30, 2016 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have advanced cash to the Company of $201,233, and have had expenses paid by the Company of $3,146 on their behalf. At September 30, 2016 the Company has not repaid any of related party loans. During the year ended December 31, 2015 the CEO and the current President advanced the company cash of $310,825 and were repaid $5,536 of advances made. In addition during this period they paid $2,337 of expenses on behalf of the company and were reimbursed for $5,432 in expenses they previously paid. This accounts for the increase in notes payable related party for the year ended December 31, 2015 of $302,194. As of September 30, 2016 and December 31, 2015, the Company owed $395,282 and $292,769 of accrued interest to related parties, respectively, resulting from interest expense of $102,483 and $109,954, respectively.

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis but company was able to file the return only in 2017. This is reserved as of September 30, 2016, the balance of $98,283 was claimed as recoverable compared to the December 31, 2015 balance of $79,681. Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On February 1st 2016, the Company issued a total of 23,400,000 restricted shares of common stock to various consultants for services rendered at the price of $0.0322 per share which was the closing price on February 1st 2016.

On July 16 2016 there were non cash exercise of 550, 000 warrants and company issued 550,000 common stock to various party.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following selected comparative financial information has been derived from and should be read in conjunction with the company’s financial statements for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months ended		For the Nine Months ended
	September 30		September 30
	2016	2015	2016	2015
Revenues	$-	$73,179	$-	$131,722
Cost of sales	-	11,059	-	19,489
Gross profit	-	62,120	-	112,233

Operating Expenses
Professional fees	19,886	26,757	24,191	123,960
Research & development	115,610	257,380	381,124	951,358
General & administrative	234,072	464,756	1,498,107	1,974,458
Marketing and selling	63,954	119,594	203,894	439,330

Total operating expenses	433,752	868,487	2,107,316	3,489,106

Loss from operations	(433,522)	(806,367)	(2,107,316)	(3,376,873)

Interest Expense	(39,778)	(29,449)	(116,516)	(78,802)
Losses from Impairment of Assets			(184,402)
Net loss	$(473,300)	$(835,816)	$(2,408,234)	$(3,455,675)

			September 30	December 31
			2016	2015

Total assets			$98,283	$297,919
Working Capital			$(4,103,971)	$(2,615,097)

Results of Operations

During the three months ended September 30, 2016, our net loss was $473,300 compared to a net loss of $835,816 for the three months ended September 30, 2015. The decreased loss for 2016 of $362,516 was primarily due to the fact the company had reduced G&A expenses of 230,684, the research and development expenses and professional fees decreased respectively by $141,770 and $6,871, marketing & selling expenses decreased by $55,640. These changes in expenditures combined resulted in the decreased loss of $364,297 for the quarter.

During the nine months ended September 30, 2016, our net loss was $2,223,832 compared to a net loss of $3,455,675 for the nine months ended September 30, 2015. The decreased loss for 2016 of $1,231,843 was due to the fact the company was less active in the nine month period ended September 30, 2016 due to lack of funding. The primary reasons for the decrease were decrease operating expenses including a decrease in professional fees of $99,769, a decrease in R&D expenses of $570,234, a decrease in marketing and selling of $235,436 and a decrease of general and administrative expense of $476,351.

Sales

This quarter we did not recorded any revenue compared to sales of $73,179, cost of sales $11,059 for a gross profit of $62,120 in the same quarter ending September 30, 2015

During the nine months ended September 30, 2016 we have recorded no revenues compared to revenue of $131,722, cost of sales was $19,489 for a gross profit of $112,233 for the nine months ended September 30, 2015.

Operating Expenses

Professional fees

During the third quarter ended September 30, 2016, professional fees expenses were $19,886, a decrease of $6,871 from the third quarter of 2015 professional fees expense of $26,757. The decrease can be attributed to decrease in legal expenses for the quarter.

During the first nine months ended September 30, 2016, professional fees expenses were $24,191, a decrease of $99,769 from the first nine months of 2015 professional fees expense of $123,960. The first quarter of 2015 included the costs of an equity raise; the company did not have these expenses in the nine months ended September 30, 2016.

Research and development

Research and development costs consist of fees paid to consultants for laboratory evaluation of product chemistry and formulation as well as tests and studies to assess the efficacy and potential safety of our products. Also included in research and development are laboratory consumables.

During the third quarter ended September 30, 2016, research and development expenses of $115,610 decreased by $141,770 from $257,380 for the third quarter of 2015. The decrease was a result of the company’s lack of funding.

During the nine months ended September 30, 2016, research and development expenses of $381,124 decreased by $570,234 from $951,358 for the first nine months of 2015. The decrease was a result of the company’s lack of funding.

General and administrative

During the third quarter of 2016, we incurred general and administrative expenses of $234,072 a decrease of $230,684 from $464,756 for the third quarter of 2015.

During the first nine months of 2016, we incurred general and administrative expenses of $1,498107, a decrease of $476,351 from $1,974,458 for the first nine months of 2015.

Marketing and selling

During the third quarter ended September 30, 2016, marketing and selling expenses of $63,954 decreased by $55,640 from $119,594 for the third quarter of 2015. The decrease is a result of the company poor cash flows during the quarter.

During the nine months ended September 30, 2016, marketing and selling expenses of $203,894 decreased by $235,436 from $439,330 for the nine months ended September 30, 2015. The decrease is a result of lack of funding. The company continuing negotiations in various parts of the world for the sale of distribution licenses for the sale of the company’s pharmaceutical and nutraceutical products.

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

Loss from Impairment of Assets,

During the nine month ended September 30 2016 company recongnized losses from impairment of lab equipment $184,402, previously company never recorded such losses. The equipment cost value were $271,040, accumulated amortization were $86,638.

Liquidity and Capital Resources

At September 30, 2016 we had a working capital deficit of $4,103,971 which is an increase of $1,488,874 from the December 31, 2015 deficit balance of $2,615,097. The increase in the deficit is primarily a result of the loss for the nine months of $2,223,832 netted by the $753,480 of this loss having been paid by issuing common stock for services.

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

During the nine months ended September 30, 2016 the stockholders contributed a net amount of $198,087, made up of $201,233 advanced in cash less $3,146 of expenses paid by the company on behalf of the related party. At September 30, 2016 and December 31, 2015, we had bank overdraft of $935 and cash on had of $19,241, respectively. At September 30, 2016 we had accrued liabilities - related party of $1,949,737, compared to $732,125 at December 31, 2015. The increase represents the accrual of wages to company executive officers during the nine month ended September 30, 2016. At September 30, 2016 we had notes payable - related party of $1,506,672, compared to $1,308,585 at December 31, 2015. The increase represents additional contributions from stockholders during the nine months ended September 30, 2016. Accrued interest – related party at September 30, 2016 was $395,282 compared to $292,769 at December 31, 2015, which reflects the added interest of $102,513 on the related party payable. Accounts payable and accrued liabilities increased by $6,110 from $361,094 at December 31, 2015, to $367,204 at September 30, 2016, primarily a result of the fact the company is in a fund raising situation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we raise funds or successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

At September 30, 2016, we had a stockholders’ deficit of $4,145,362 compared to a stockholders’ deficit of $2,481,081 at December 31, 2015. The slightly increase in stockholders’ deficit is primarily attributed to operating loss and issuance of common stock for service in the first nine months of 2016.

As of September 30, 2016, we had no cash on hand. We believe that our available cash combined with continued advances from related parties will be sufficient to carry on general corporate functions for the next six months, although we will need to limit cash outlays for research and product development until we can secure additional funds. We are presently investigating possible funding opportunities to arrange for additional funds, although we do not have any definitive agreement or arrangement for such funds. We expect that additional funding to proceed with development of the intellectual property acquired in 2015 will most likely be from the sale of securities or from stockholder loans. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned development program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000. In the past year, we have relied on advances from related parties for financing our operations. We continue to explore potential funding opportunities, which may be in the form of debt or the sale of equity securities. In the event we are unsuccessful in arranging for outside funding, we will most likely continue to rely on related parties to provide funding, although there are no firm commitments or agreements with any related party to provide funds in the future.

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

No transaction took place in current quarter.

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

______________

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

