Form 10-K
period 2016-12-31
EASTGATE BIOTECH CORP
filed 2018-03-01
CIK 1099574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-52886

EASTGATE BIOTECH CORP
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the SEC Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was $5,389,088. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2016 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28th, 2018 was 934,305,508.

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

Upon closing the Acquisition Agreement, we have become engaged in developing, formulating and ultimately commercializing innovative pharmaceutical, nutraceutical, food supplements and consumer health products. Our goal is to apply novel technologies in order to improve the efficacy of the Acquired Products, based on natural or well-established compounds. It is our intention to complete formulation of the Acquired Products and to ultimately market commercialized products and compounds. We have also been focused on developing innovative pipeline products that address chronic diseases such as diabetes with the clear intent of partnering with global partners to meet unmet needs in emerging Markets. We are a development stage company in the early phase of research and there is no assurance that we will be able to successfully formulate and commercialize any future products.

Our principal executive offices are presently located at 2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4 and our telephone number is (647) 692-0652.

Business Activities

We are primarily engaged in the development of novel formulations of natural compounds and pharmaceutical products. We intend to accomplish this by developing our proprietary self-emulsifying drug delivery systems, predominantly forming nanoemulsions. Although we have not finalized any pharmaceuticals products and are in the early stages of research, our goal is to be able to develop patentable and Trade Secret formulations of pharmaceutical, nutraceutical dietary supplements and consumer health products. We recently started marketing and distribution and have limited sales for some of our nutraceuticals products.

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

Product Overview

Our goal is to work towards development of novel patentable and Trade Secret formulations of pharmaceutical and natural products. The following depicts those products we plan to develop. However, we are in the early stages of research and there is no assurance that we will be able to finalize and market any commercially viable products.

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

There are several scientific reviews describing the use of self-emulsifying formulations for improvement of solubility and bioavailability of poorly soluble compounds. Referencing a review by He C-X. et al, (2010), at least 40% of new pharmacologically active chemical entities identified by high-throughput screening have a problem with water solubility. Poor water solubility correlates with numerous issues such as impaired bioavailability and increased cost of drug products. Oral administration of poorly water-soluble drugs can result in low drug dissolution rate and poor absorption in the gastrointestinal tract, whereas intravenous administration of such compounds accompanied by adverse effects and toxic reactions as a result of the precipitation and aggregation of poorly soluble drugs. Therefore, efforts have been made to improve the solubility of the drug candidates. The usual formulation strategy is the conversion of a drug into a salt form by pH adjustment, if possible. If the drug is intrinsically insoluble, there are still various strategies available, such as the use of co-solvents, inclusion complexes, nanosuspensions, micelles, liposomes, polymeric nanoparticles, micro- and nanoemulsions or solid dispersions.1

________________

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

_________________

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

URBAN POWERTM: Ursolic acid and Banaba extract combination in soft gelatin capsule – for oral administration

URBAN POWERTM soft gelatin capsules will contain a combination of Banaba extract (18% Corosolic acid), pure Ursolic acid extracted from Sage and alpha-Lipoic acid. URBAN POWER™ will be based on a proprietary delivery system.

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

_______________

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

For European Union (“EU”) countries, Natural Health Products usually can be registered as “food supplements”. Essential oils nanoemulsion (E-drops Nano) was successfully registered as food supplement in Latvia (registration No. 10352) and placed into the EU database of registered food supplements. It simplifies and accelerates registration and approval of the product in other EU countries. We have also registered E-drops in Slovenia and Czech Republic We also have received an import license in Uzbekistan to sell E-Drops Nano in that country.

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

In June 2015 we executed a distribution and marketing agreement with Impex Healthcare to market and distribute Glucora in Bangladesh. Impex Healthcare is based in Dhaka, Bangladesh and is engaged in the import, marketing and distribution of various innovative healthcare products.

In late 2015 we had engaged Preferred Nutrition, (www.PNO.ca) a distributor in Canada, who is marketing E-drops under their own private label, UTI drops. Preferred Nutrition had an exclusivity for the distribution of this product through healthfood stores across Canada.

We intend to continue development of our proposed pharmaceutical products and carry on our research to satisfy the more stringent requisite pre-clinical and clinical requirements of the regulatory agencies. Because of the uncertainty in regards to funding and uncertainty in regards to regulatory approval, we are unable to precisely estimate when proposed pharmaceutical products will be available for sale. We currently have the development of Lorazepam Oral spray, with the development of intraoral insulin formulations as our top priorities and Metformin tablet following shortly thereafter. Because we intend to pursue co-development partners for all our pharmaceutical products to help with funding, product development priorities may change. It is not possible to indicate at this time which pharmaceutical product will be able to be available on the market first.

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

All four patent applications above were assigned to us pursuant to the Assignment Agreement dated October 28, 2014 for a period of five years with option to renew. The agreement also contains certain provisions for earlier termination in case of bankruptcy, nonperformance or material breach. In October of 2016 we amended the Assignment Agreement to reduce the initial term to expire on March 1, 2017. The amendment includes additional specific financial and performance milestones that, if not met, can be considered grounds for an earlier termination. To date, the Company continues to pay all maintenance fees in relation to the patents and Office Action in relation to all patents in the Assignment Agreement.

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

Our scientific product development consultants are experienced in the field of developing novel types of delivery systems. This experience includes technical transfer and products launch and manufacturing along with patents and patent applications for multiple compositions.

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

Research and Development

We expended $501,831 and $1,118,150 during the 2016 and 2015 fiscal years on research and development. It is our goal to conduct our research programs as necessary funds are available. The specific requirements for our various product candidates are as follows:

Pharmaceutical prescriptions

•	EGP-1214, an intraoral insulin tablet.

•	Lorazepam oral spray for acute seizures emergency treatment.

•	2% Ketoconazole ointment for treatment of susceptible skin fungal infections.

•	Metformin Chewable Tablets.

*	insulin pipeline products

Our three proposed products above are all pharmaceutical prescription products and require the FDA approval process as discussed above. The pre-clinical process could take three years or more. We anticipate that we will proceed with the research process as funds are available. We will most likely seek approval in emerging markets first followed by the U.S. and Canada.

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

We presently do not have any firm agreement or understanding that will provide adequate funding to execute our business plan, although management continues to explore possible funding opportunities. However, we anticipate having products available for sale during 2018 that could provide some cash flow, although there is no assurance that we will realize any proceeds from sales or, that any proceeds realized will be sufficient to execute our business plan. If we are unsuccessful in raising sufficient capital, our timetable for completing development, gaining necessary regulatory approval and marketing our products would be significantly lengthened.

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

Our independent auditors include an explanatory paragraph in their report to our financial statements expressing that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 2 to the December 31, 2016 financial statements states that we have not established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. In order to continue as a going concern, we need, among other things, to secure additional capital resources to meet our operating expenses, which we plan to obtain from management and by seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

We have also experienced complications reporting as a result of material weaknesses which resulted in the restatement of our Form 10-Q for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016, which were filed with the SEC on February 27, 2017, March 9, 2017 and March 15, 2017, respectively, and amended on February 28th, 2018.

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

At December 31 , 2016, we had no cash on hand. Management estimates that we will require approximately an additional $5,000,000 over the next twelve months to fully implement our current business plan. We expect to incur numerous expenses in our efforts to develop and eventually commercialize our proposed products. There is no assurance that we will be able to secure necessary financing, or that any financing available will be available on terms acceptable to us, or at all. Also, any additional offerings of our common stock will dilute the holdings of our then-current stockholders. If necessary, our directors or other stockholders may agree to loan funds to the company, although there are no formal agreements to do so. If we are unable to raise sufficient capital, we would not be able to continue our product development and we would likely have to curtail operations.

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

All of our intellectual property and proprietary rights for pharmaceutical product candidates were assigned to us by the scientific teams that were working with us. The patent assignment agreement contains certain provisions that may revert the rights to the patents back to the inventors. To date, the Company has continued to pay maintenance fees and for Office Actions with respect to specific patents. We also do not have long term contracts with this scientific team and our relationship can be terminated at short notice. In such an event, we may have difficulty retaining and training new scientific team to further develop product candidates that were acquired pursuant to the Acquisition Agreement in 2012.

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

The recently enacted JOBS Act reduces certain disclosure requirements for “emerging growth companies,” thereby decreasing related regulatory compliance costs. We qualify as an emerging growth company as of the date of this report and may continue to qualify as an “emerging growth company” through December 31, 2018. However, we would cease to qualify as an emerging growth company if:

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

Risks Relating to the Market for Our Common Stock

Our common stock was recently cleared to trade in the over-the–counter market and there can be no assurance that an active public market will develop or that our common stock will continue to be quoted for trading, especially as we are currently delinquent in our public filings.

Our common stock was initially cleared to be quoted on the middle tier of the OTC Markets Group, Inc. (the “OTCQB”) under the trading symbol “ESAQ” in March 2014 and under the trading symbol “ETBI” in December 2014. Inclusion on the OTCQB permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby. We are currently delinquent in our public filings as we have not yet filed our quarterly reports for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 and there is no guarantee we will be able to do so. As a result of such delinquency, or if we otherwise lose our status as a "reporting issuer," any future quotation of our shares would be jeopardized.

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

Approximately 60.99% of our outstanding shares of common stock are held by our directors and officers as of February 28, 2018. In particular, as of February 28, 2018, Anna Gluskin, our CEO and director, owns 287,,406,224 shares and Rose Perri, our President, owns 283,907,424 shares, which represent 30.68% and 30.31% of our outstanding shares, respectively. These persons have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

We are authorized to issue 2,700,000,000 shares of common stock and 300,000,000 preferred shares, of which, as of January 31, 2018, 936,805,508 shares of common stock are issued and 1,763,194,492 shares are unissued, 600,000 shares of preferred stock are issued and 299,400,000 preferred shares are unissued. Included in this number are 43,664,901 shares reserved for issuance upon the exercise of warrants and 13,291,666 shares reserved for issuance upon the exercise of options. Our board of directors has broad discretion for future issuances of common stock, which may be issued for cash, property, services rendered or to be rendered, or for several other reasons. We also could possibly issue shares to make it more difficult or to discourage an attempt to obtain control of the company by means of a merger, tender offer, proxy contest, or otherwise. For example, if in the due exercise of its fiduciary obligations the board determines that a takeover proposal was not in the company's best interests, unissued shares could be issued by the board without stockholder approval. This might prevent, or render more difficult or costly, completion of an expected takeover transaction.

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

We have 600,000 preferred shares with conversion of 10:1 to common shares, 46,164,901 warrants and 13,291,666 options outstanding as of February 27, 2018. There are no other options, warrants or other rights outstanding to purchase our common stock.  Management could decide in the future to issue additional convertible securities, such as funding instruments or incentive options to key employees. The issuance of new convertible securities and/or the exercise of outstanding options or convertible securities would further dilute the interests of all of our existing stockholders. Future resale of common shares issuable on the exercise of convertible securities may have an adverse effect on the prevailing market price of our common stock. Furthermore, holders of convertible securities may have the ability to exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Description of Property.

We do not presently own any property. On July 1, 2012 we entered into a lease agreement with a related party for office space. The lease has a term of 60 months and expired on June 30, 2017 and the lease agreement for office space with a related party has been extended to June 30, 2022. On October 31, 2012 we entered into a lease agreement for laboratory facilities and office space. The lease had a term of 55 months and expired on May 31, 2017. After the lease of the lab ended laboratory activities are conducted at third party laboratory facilities. Our combined lease obligations were approximately $54,300 for 2017 and $79,000 for 2016.

Item 3. Legal Proceedings.

On April 11, 2017 a Statement of Claim was filed by Weslease Income Growth Fund LLP against our subsidiary EastGate Pharmaceuticals Inc., Anna Gluskin and other non-related parties with respect to a default in leasing terms. Weslease Income Growth Fund LLP facilitated the purchase of specific equipment at the Company’s laboratory facility. While this specific equipment was initially leased for the purposes of research and development the lack of funding did not allow for complete operational use of such equipment to date. On May 24, 2017 Weslease Income Growth LLP agreed to a third party buyout of the equipment in the amount of $115,000. This transaction is subject to the removal of all liens and encumbrances, on this specific equipment and the funds will be released only at such time. This will release EastGate Pharmaceuticals Inc. is a subsidiary of EastGate Biotech Corp, Anna Gluskin and other unrelated parties to all responsibilities in this related matter. This transaction is still pending.

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

Fiscal Year Ending December 31, 2018
Quarter Ended	High	Low
March 31, 2018(through Februay 28, 2018	$0.004	$0.0009

Fiscal Year Ending December 31, 2017
Quarter Ended	High	Low
December 31, 2017	$0.008	$0.001
September 30, 2017	$0.0012	$0.001
June 30, 2017	$0.002	$0.002
March 31, 2017	$0.043	$0.037

Fiscal Year Ending December 31, 2016
Quarter Ended	High	Low
December 31, 2016	$0.032	$0.031
September 30, 2016	$0.020	$0.015
June 30, 2016	$0.022	$0.022
March 31, 2016	$0.031	$0.031

On January 31 , 2018, the closing bid quotation was $0.0033.

Holders of Record

On January 31st, 2018, there were approximately 114 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

There were no unregistered securities sold by us during the year ended December 31, 2016 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2016:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	10,375,000	$0.025	6,525,000

Equity compensation plans not approved by security holders	41,164,901	$0.071	N/A

Total	51,539,901	$0.10703	6,525,000

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

Balance sheet

Cash

At December 31, 2016 the company had $32,787 of bank indebtedness, cash on hand a decrease of $52,028 from the December 31, 2015 balance of $19,241. The decrease is entirely the result of cash used in operations without additional equity raise in 2016.

Sales tax receivable

At December 31, 2016 the company had $108,350 of sales tax receivable an increase of $28,669 from the December 31, 2015 balance of $79,681. The Company recovers sales tax paid, for which returns are filed on annual basis. Sales tax recoverable is a result of sales tax paid on eligible expenses. The company reserve the sales tax receivable at year ended December 31, 2016.

Property and equipment net of amortization

At December 31, 2016 the company had no equipment and no accumulated depreciation on the balance sheet. The company impaired all its asset on January 1, 2016. This was a decrease of full balance from the December 31, 2015 balance of $184,402. During the year ended December 31, 2016 the company didn’t purchased any equipment. As a result of impairment of all it equipment during the year ended December 31, 2016 the company had no amortization expenses of equipment. During the year ended December 31, 2015 the company amortized equipment for $44,245 resulting in the balance of $184,402 net of amortization at December 31, 2015.

Accounts payable and accrued liabilities

At December 31, 2016 accounts payable and accrued liabilities was $388,038, an increase of $26,944 from the December 31, 2015 balance of $361,094. Due to a lack of equity raise and the limited advances from related party the company had to increase accounts payable and accrued liabilities from the previous year.

Deferred revenue

The balance at December 31, 2016 of $92,516 compared to $23,847 balance at December 31, 2015 represents a deposit from our distributor of our nutraceutical product in Canada.

Accounts payable related party

The balance at December 31, 2016 of $2,095,891 represents accrued unpaid wages to management. The balance increased by $1,363,766 from the $732,125 balance at December 31, 2015. During the current year ended December 31, 2016 management did not converted any of their unpaid wages to common stock of the company. .

Deferred rent

The balance at December 31, 2016 of $627 decreased by $1,437 from the $2,064 balance at December 31, 2015. The balance represents rent of laboratory space during the term of the lease on a straight line basis.

Capital lease obligation

The balance at December 31, 2016 of $50,392 (including a current portion of $10,368) reflects the balance due on the capital lease entered in 2015 for laboratory equipment to be used for research and development. The lease had a term of 60 months starting August 29, 2015 with the final payment due on June 21, 2020 and advance payment of $21,000 in stock. The lease specified a monthly payment of $1,797. The lease required minimum lease payments of $107,822. The lease was recorded at $64,401, which is present value of minimum lease payment using the company’s incremental borrowing rate of $24.46%. During the twelve months ended December 31, 2016 the company paid principal of $8,124, leaving an amount owing at the end of the period of $50,392 and non-paid interest of $1,833.

Due to non-payment in 2017 the equipment taken by lessor.

Notes payable related party

The balance at December 31, 2016 of $1,633,222 increased by $324,637 from the $1,308,585 balance at December 31, 2015. During the year ended December 31, 2016 the company financed operations by advances from shareholders. During the year ended December 31, 2016 the CEO and the current President advanced the company cash of $329,728 and were repaid $5,091 of advances made. This accounts for the increase in notes payable related party for the year ended December 31, 2016 of $324,637.

The notes payable related parties are not secured and have no repayment terms. One loan of $100,000 is from the CEO and carries interest at the rate of 5% all other notes payable carry interest of 10%.

Accrued interest related party

The balance at December 31, 2016 of $432,943 increased by $140,174 from the $292,769 balance at December 31, 2015. The interest is not compounded. The interest for the current year of $140,174 increased from the previous year’s interest of $109,924 by $30,250. The increase in interest for the year is a result higher outstanding balances for the notes payable related party during the current year.

Preferred Stock

In November 2014 we amended our Restated Articles of Incorporation to increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock par value $0.00001. At December 31, 2016 there were no preferred shares issued.

Common Stock

In November 2014 we amended our Restated Articles of Incorporation to increase our total number of shares of authorized capital stock to 500,000,000 shares consisting of (i) 450,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock

At December 31, 2016 there were 309,522,175 shares of common stock issued out of the authorized 450,000,000 common shares an increase of 26,650,000 from the December 31, 2015 balance of 282,872,175. Of this increase 26,100,000 common shares were issued to pay expenses of consultants for financing, research and development, business development and management. In addition 55,000 common shares were issued in exchange for 550,251 warrants cashless exercised and 700,000 common shares were issued to a charity organization.

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

Additional paid-in Capital

At December 31, 2016 the balance of additional paid in capital was $9,970,127 and increase of $832,363 from the December 31, 2015 of $9,137,764. Of this increase $832,363 resulted from the 26,100,000 common shares issued to pay expenses of consultants for financing, research and development, business development and management. In addition negative $6 resulted from the 550,000 common shares issued in exchange for cashless warrants exercised and $26,943 resulted from the 700,000 common shares issued to Charity.

At December 31, 2015 the balance of additional paid in capital was $9,137,764 and increase of $3,179,993 from the December 31, 2014 of $5,957,771. Of this increase $2,645,660 resulted from the 191,401,941 common shares issued to pay expenses of consultants for financing, research and development, business development and management. In addition $20,985 resulted from the 1,500,000 common shares issued in exchange for debt and $24,997 resulted from the 335,000 common shares issued in equity raises. Stock options and warrants issued during the year contributed $488,352 to the increase in additional paid-in capital.

Accumulated other comprehensive income

The company has a 100% owned subsidiary in Canada. In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations. This translation adjustment is maintained in the consolidated statement of stockholders’ equity. The balance at December 31, 2016 was $39,702, which is an increase of $7,856 from the December 31, 2015 balance of $31,846.

Results of Operations

During the year ended December 31, 2016, our net loss was $2,793,069, compared to a net loss of $4,281,310 for the year ended December 31, 2015. The decrease for 2016 of $1,488,241 was due to the decrease in operating expenses due to availability of funds as explained below.

Revenue

During the year ended 2016 we have recorded no revenue compared to revenue of $132,025 in 2015, cost of Goods sold were 19,195 in 2015, gross profit in 2015 from the sales was $112,830 . The company expects to increase sales in 2018 after completing equity financing.

Operating Expenses

Professional fees

During the year ended 2016, professional fees were $51,500 a decrease of $85,566 from $137,066 for the year ended December 31, 2015. The professional fees included the cost of patent applications from our research and development program and audit fees. Higher professional fees in the previous year reflect the cost of equity raise in 2015.

Research and development

The Company has continued to be committed to moving forward with research and development. During the year ended December 31, 2016 research and development expenses decreased by $616,319 to $501,831 from the December 31, 2015 expense of $1,118,150. The decrease was a result of the company’s lack of funding. The company is now in discussions with several countries regulatory agencies regarding the registration process for our products. The company is all in discussions with several pharmaceutical companies regarding licensing our products in different territories.

General and administrative

The company incurred $1,808,270 of general and administrative expenses for the year ended December 31, 2016. This is a decrease of $733,316 from the $2,541,586 recorded in the year ended December 31, 2015. This decrease was a result of the reduction or elimination of all non-essential expenses due to lack of funding.

Marketing and Selling

The company incurred $271,913 of marketing and selling expenses for the year ended December 31, 2016. This is a decrease of $215,501 from the $487,414 of expenses recorded in the year ended December 31, 2015. The decrease is attributed to the activities associated with the sales of our nutraceutical product, decreased promotional activities, associated travel, trade show participation and decreased use of the marketing consultants and resignation of our president who was directly involve on marketing and selling.

Interest expense

Interest expense of $159,555 for 2016 increased by $49,631 from $109,924 for 2015. Interest expense is primarily attributed to an increase in loans from stockholders. The increase in interest expense is attributed to the increase in loans from stockholders during the period. Since May of 2012 the operations of the company has been partially financed by loans from shareholders. During this period these loans have increased from $1,308,585 at December 31, 2015 to $1,633,222 at December 31, 2016.

Loss from Impairment of Assets,

During the year ended 2016 company recognized losses from impairment of lab equipment of $184,402, previously company never recorded such losses. The equipment cost value were $271,040, accumulated amortization were $86,638.

Liquidity and Capital Resources

At December 31, 2016 the Company had a working capital deficit of $4,578,042 which is an increase of $1,962,945 from the December 31, 2015 deficit balance of $2,615,097. The increase is the result of a decrease in cash available for operations, and the absence of an equity raise which was present in late 2014.

Expenses incurred during 2016 and 2015 have been paid for by related parties including our current CEO and current President as well as through several small equity raises. Because we have no cash reserves and limited revenue source, we expect to continue to rely on the stockholders and equity raise to pay expenses until such time as we can generate sufficient cash flows to pay our ongoing operational costs. There is no assurance that the company will continue to obtain equity raises before the company develops revenue sources with sufficient cash flow to pay expense.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

At December 31, 2016, we had a stockholders’ deficit of $4,618,066 compared to a stockholders' deficit of $2,481,081 at December 31, 2015. The increase of $2,136,985 in stockholders' deficit is primarily attributed to the fact that a great deal of the companies expense in the year ended 2016 have been paid for with the issue of common stock as reflected by the small increase in additional paid in capital.

We believe we have insufficient funds to carry on general operations for the next three months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to proceed with our development of the Acquired Products. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program. We estimate that cash requirements for the next twelve months will be approximately $5,000,000.

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

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $5,705,374 as of December 31, 2016. This loss carry forward may be offset against future taxable income through the year 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2016 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Accounting Policies

Revenue Recognition

Company recognize revenue as goods is shipped to customer for sale, no revenue recognize on consignment of goods

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

There were no potential deluted securities as of December 31 2016 from options and warrants issued or outstading .

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eastgate Biotech Corp.

We have audited the accompanying consolidated balance sheet of Eastgate Biotech Corp. (“the Company”) as of December 31, 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Biotech Corp. as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Newport Beach, California

February 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eastgate Biotech Corp.

We have audited the accompanying consolidated balance sheet of Eastgate Biotech Corp. (“the Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastgate Biotech Corp. as of December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 18, 2016

Table of Content

EASTGATE BIOTECH CORP.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2016	2015

ASSETS
Current
Cash	$-	$19,241
Deposits		14,595
Sales tax recoverable	-	79,681

Total current assets	-	113,517

Other assets
Property & Equipment, net	-	184,402

Total other assets	-	184,402

Total assets	$-	$297,919

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank indebtedness	32,787	-
Accounts payable and accrued liabilities	$279,688	$361,094
Deferred revenue	92,516	23,847
Accrued liabilities related party	2,095,891	732,125
Deferred rent	627	2,064
Capital lease obligation	10,368	8,130
Accrued interest - related parties	432,943	292,769
Notes payable - related parties	1,633,222	1,308,585

Total current liabilities	4,578,042	2,728,614

Long term liabilities
Capital lease obligation long term	40,024	50,386

Total Liabilities	4,618,066	2,779,000

Commitments and Contingencies	-	-

Stockholders' deficit
Authorized:
Preferred stock:50,000,000 shares authorized at $0.00001 par value
no shares issued at December 31, 2016 and December 31, 2015	-	-
Common stock: 450,000,000 shares authorized at $0.00001 par value
309,522,175 and 282,872,175 shares issued and outstanding at
December 31, 2016 and December 31, 2015 respectively	3,096	2,829
Additional paid-in capital	9,970,127	9,137,764
Accumulated other comprehensive income	39,702	31,846
Accumulated deficit	(14,630,991)	(11,653,520)

Total stockholders' deficit	(4,618,066)	(2,481,081)

Total liabilities and stockholders' deficit	$(0)	$297,919

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE BIOTECH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Twelve Months Ended
	December 31,
	2016	2015

REVENUES	$-	$132,025
Cost of goods sold	-	19,195

Gross profit	-	112,830

OPERATING EXPENSES

Professional fees	$51,500	$137,066
Research & development	501,831	1,118,150
General and administrative	1,808,270	2,541,586
Marketing and selling	271,913	487,414

Total operating expenses	2,633,514	4,284,216

LOSS FROM OPERATIONS	(2,633,514)	(4,171,386)

Other expense
Interest expense	(159,555)	(109,924)
Losses from Impairment of Assets	(184,402)	-

Total other expense	(343,957)	(109,924)

LOSS BEFORE INCOME TAXES	(2,977,471)	(4,281,310)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,977,471)	$(4,281,310)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	304,795,536	191,504,169

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the periods ended is as follows:

Net Loss	(2,977,471)	(4,281,310)
Other Comprehensive Loss - foreign currency translation	7,856	16,578
Comprehensive Loss	$(2,969,615)	$(4,264,732)

The accompanying notes are an integral part of these consolidated financial statements.

EASTGATE BIOTECH CORP.

Statements of Stockholders' Deficit

					Deficit
				Accumulated	Accumulated
			Additional	other	During the	Total
	Common Stock		Paid-In	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	income	Stage	Deficit

Balance, December 31, 2014	89,635,234	896	5,957,771	15,268	(7,372,210)	(1,398,275)

Shares issued in conversion of accrued compensation	117,898,608	1,179	1,236,151			1,237,330
Shares issued for services	24,253,333	243	560,351			560,594
Stock options and warrants issued	-	-	488,351			488,351
Shares issued for Acquisition of Assets/Lease	1,500,000	15	20,985			21,000
Private placement shares and warrants issued for cash	335,000	3	24,997			25,000
Shares issued for bonus	49,250,000	493	849,158			849,651
Foreign Currency Transaltion adjustments				16,578		16,578
Net loss for the Year ended December 31, 2015					(4,281,310)	(4,281,310)
						-
Balance, December 31, 2015	282,872,175	2,829	9,137,764	31,846	(11,653,520)	(2,481,081)

Shares issued for services	26,100,000	261	832,369			832,630
Stock options and Warrants issued	550,000	6	(6)			-
Foreign Currency Transaltion adjustments				7,856		7,856
Net loss for the Year ended December 31, 2016					(2,977,471)	(2,977,471)

Balance, December 31, 2016	309,522,175	3,096	9,970,127	39,702	(14,630,991)	(4,618,066)

The accompanying notes are an integral part of these financial statements.

EASTGATE BIOTECH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,977,471)	$(4,281,310)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on the Company's behalf by a related party	(5,090)	(5,431)
Common stock issued for services	832,636	560,594
Depreciation	-	44,245
Losses from Impairment of Assets	184,402	-
Stock options and Warrants issued	(6)	488,351
Changes in operating assets and liabilities:
Accrued interest	140,174	109,924
Prepaid asset	14,595	(14,595)
Accounts payable	18,886	99,963
Accrued liabilities related party	1,361,558	2,443,595
Reserve for recoverable tax	(26,520)	(38,108)
Deferred rent	(1,526)	(1,583)
Deferred revenue	68,883	25,911

Cash flows used in operating activities	(389,478)	(568,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligation	(8,124)	(5,885)
Proceeds from notes payable related party	329,729	310,825
Payments on notes payable related party	-	(3,199)
Common stock issued for cash	-	25,000

Cash flows provided by financing activities	321,605	326,741

NET DECREASE IN CASH	(67,873)	(241,703)
Effect of foreign currency translation adjustments	48,632	(25,537)

Cash, beginning of the period	19,241	286,481

Cash, end of the period	$0	$19,241

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$13,440	$4,898

Non Cash Financing activities:
Common stock issued to convert liabilities	$-	$2,086,981
Common stock issued for placement fees	$-	85,401

The accompanying notes are an integral part of these consolidated financial statements.

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During the year ended December 31, 2016, we received revenue through various sources, such as product sales and royalty agreements.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2016	2015

Income tax expense at statutory rate	$(1,161,214)	$(1,669,711)
Contributed services
Stock issued for services	-	218,584
Depreciation and amortization	-	17,256
Change in valuation allowance	1,161,214	1,433,871
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2016	2015

NOL carryover	$5,706,023	$4,544,810
Common stock issued for services	(794,957	(794,957)
Depreciation	(33,789)	(33,789)
Valuation allowance	4,877,277	(3,716,064)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $5,589,413 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

The Company has potentially dilutive securities, comprised of 41,164,901 warrants and 10,375,000 options issued as of December 31, 2016. Only 41,715,152 warrants and 10,375,000 options were outstanding on December 31, 2015.

Comprehensive Loss

Other comprehensive loss, which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholder’s Deficit.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $14,630,991as of December 31, 2016, compared to $11,653,520 in 2015. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, raising substantial doubt about its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

During the year ended December 31, 2016 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder were reimbursed for expenses of $5,091, advanced cash to the Company of $329,729. As of December 31, 2016 and 2015, the Company owed $732,942 and $292,769 of accrued interest to related parties, respectively, resulting from interest expense of $108,256 and $109,954, respectively.

During the year ended December 31, 2015 the CEO and companies owned by the CEO as well as a company owned by a related party shareholder have paid for expenses on behalf of the Company of $2,337, were reimbursed for expenses of $5,432, advanced cash to the Company of $310,825 and the Company made payments on the notes payable of $3,199.

Officer Compensation

In the year ended December 31, 2016 the Company recorded executive compensation expense to the CEO of $300,000 compared to $424,550 in 2015 which was recorded in accrued liabilities-related party. In addition, services provided by other officers and management of the Company amounting to an expense of $690,167 was recorded in accrued liabilities related party.

Lease payable – related parties

The Company has entered into a lease agreement on July 1, 2012 for the use of operating space owned by our President, which expires on June 30, 2017. The lease agreement is for the use of the office space at a monthly rate of approximately $2,742 per month. (See Note 6.)

NOTE 4 – PROPERTY & EQUIPMENT AND CAPITAL LEASE OBLIGATION

On August 25, 2015 the Company entered into a capital lease agreement to purchase equipment. The lease had a term of 60 months starting August 25, 2015 with the final payment due on June 25, 2020 and advance payment of $21,000 in stock. The lease specified a monthly payment of $1,797. The lease required minimum lease payments of $107,822. The lease was recorded at $64,401, which is present value of minimum lease payment using the company’s incremental borrowing rate of $24.46%. During the twelve months ended December 31, 2016 the company paid principal of $8,124 compared to $5,885 in 2015, leaving an amount owing at the end of the period of $50,392 and company accrued the non-payment interest of $1,832 as of December 31, 2016. There are not under the item 3. Legal Proceedings regarding the equipment lease in 2015.

There are no equipment added in 2016 but the company recorded impairment losses on the equipment. During the twelve months ending December 31, 2015, the Company purchased no additional equipment except the capital lease agreement above. The estimated useful life of equipment purchased during the year ended December 31, 2015 is 5 years. Depreciation expense of $0and $44,245 was recorded during the year ended December 31, 2016 and December 31, 2015, leaving a net balance in Property & Equipment of $0 and $184,402 at December 31, 2016 and December 31, 2015, respectively.

The costs and accumulated depreciation of property and equipment are summarized as follows:

	December 31,	December 31,
	2016	2015
Lab Equipment	$0	$271,040
Less: Accumulated Depreciation	0	(86,638)
Property and Equipment, Net	$00	$184,402

NOTE 5 –SALES TAX RECOVERABLE

Sales tax receivable

The Company recovers sales tax paid, for which returns are filed on annual basis but company was able to file the return only in 2017. This is reserved as of December 31, 2016; the balance of $108,350 was claimed as recoverable compared to the December 31, 2015 balance of $79,681. Sales tax recoverable is a result of sales tax paid on eligible expenses.

NOTE 6 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease

The Company has assumed a lease agreement from a company controlled by the CEO on October 31, 2012 for the use of operating space owned by a third party, which expires on May 16, 2017.

The Company has entered into a lease agreement on July 1, 2012 for the use of operating space owned by President, which expires on June 30, 2017.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of December 31, 2016 are as follows:

Year	Amount

2017	$35,690

Thereafter	0
Total Minimum Lease Payments	$35,690

Lease expense amounted to $81,848 and $84,904 for the years ended December 31, 2016 and 2015, respectively.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

Common Stock Issuances

On February 1, 2016, we issued 23,400,000 shares of common stock to consultants for services rendered at the price of $0.0322 per share which was the closing price on February 1st 2016. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On July 16, 2016, 550, 250 warrants were exercised by their holders using cashless exercise provision at the price of $0.00001 per share. This resulted in 550,000 common shares being issued to these holders.

On November 22 2016, we issued 700,000 shares to charity, on that day share were traded at price $0.0385, the company recorded this transaction as advertising and promotion expenses.

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

Warrants

As of December 31, 2016 and 2015, the Company had 41,164,901 warrants to purchase common stock compared to 41,715,152 warrants outstanding at the end of 2015.  During the 2016 there were cash less exercised of 55,251 warrants into Company’s common stock. During the 2015, the Company issued 8,146,225 warrants in conjunction with conversion of accounts payable and accrued liabilities to common stock units in 2015. The Company also issued 125,000 warrants in connection with private placement and 16,171,627 warrants in conjunction to a consulting agreement entered into in October 2015.

The following table summarizes warrants that are issued, outstanding and exercisable

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (years)	Value if Exercised
Balance Dec 31, 2015	41,715,152	$0.070	$0.051	4.14	$2,,912,836
Granted
Exercised	55,251	-		-	-6-
Cancelled/Expired	-	-	-	-	-
Outstanding as of Dec 31, 2016	41,164,901	$0.071	$0.051	2.55	$2,,912,830

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (years)	Value if Exercised
Balance Dec 31, 2014	17,272,300	$0.0149	$0.101	4.38	$2,581,825
Granted	24,442,852	0.014	0.016	4.25	$381,011
Exercised		-		-
Cancelled/Expired	-	-	-	-	-
Outstanding as of Dec 31, 2015	41,715,152	0.070	$0.051	4.14	$2,,912,836

The details of the warrants outstanding are as follows:

		Warrants Issued & Outstanding
Exercise	Expiration	December 31,	December 31,
Price	Date	2016	2015
$0.25	March 14, 2019	3,495,000	3,495,000
$0.25	March 21, 2019	3,480,000	3,480,000
$0.25	June 6, 2019	2,022,300	2,022,300
$0.05	October 16, 2019	150,000	150,000
$0.04	December 29, 2019	8,125,000	8,125,000
$0.04	January 05, 2020	8,146,225	8,146,225-
$0.04	August 19, 2020	125,000	125,000
$0.00001	October 6, 2020	15,621,376	16,171,627
		41,164,901	41,715,152

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

As of December 31, 2016, all options remain outstanding and have a remaining life of 3.08 years.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report.

On January 1st 2017, the Company issued 1,000,000 shares of common stock to two lawyers as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On February 1st 2017, the Company issued 8,100,000 shares of common stock to various consultant as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On March 1st 2017, the Company issued 7,000,000 shares of common stock to three consultants as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On March 9, 2017 EastGate entered into a Purchase and Sale Agreement to acquire OMNI Surgery and Anti-Aging Centre located in Regina, Saskatchewan, Canada. According to the Purchase and Sale Agreement a shares swap between EastGate and the Principal owner of OMNI transpired. The shares will be exchanged for cash as per an agreed upon schedule mutually agreed upon by both parties.

On March 16, 2017 EastGate entered into a Convertible Promissory Note with PowerUp Lending Group in the amount of $45,000 USD. The loan was paid in full on December 13, 2017

On March 30st 2017, the Company issued 500,000 shares of common stock to one consultant as part of his compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On March 30th, 2017 Company issued 2,916,666 stock options price at $0.0001 to one of the consultant

On April 1st 2017, the Company issued 100,000 shares of common stock to one consultant as part of his compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On April 11, 2017, a Statement of Claim was filed by Weslease Income Growth Fund LLP against EastGate Pharmaceuticals Inc. a subsidiary of EastGate Biotech Corp., Anna Gluskin and other non-related parties with respect to a default in leasing terms. Weslease Income Growth Fund LLP facilitated the purchase of specific equipment at the Company’s laboratory facility. While this specific equipment was initially leased for the purposes of research and development the lack of funding did not allow for complete operational use of such equipment to date. On May 24, 2017 Weslease Income Growth LLP agreed to a third party buyout of the equipment in the amount of $115,000. This transaction is subject to the removal of all liens and encumbrances, including PPSA on this specific equipment and the funds will be released only at such time. This will release EastGate Pharmaceuticals Inc., Anna Gluskin and other unrelated parties to all responsibilities in this related matter. This transaction is still pending.

On April 25, 2017 EastGate Biotech Corp., and Gunpowder Capital Corp. entered in to a Loan Agreement. As part of the Loan Agreement Company has issued 1,00,000 Common Stock Purchase Warrants to Gunpowder. The warrants shall have a life of 3 years and allow for the purchase of 1,000,000 Company’s common shares at a price of $0.05 purchase. The loan was paid back in full in December, 2017. Gunpowder Capital Corp. as per the consulting agreement with EastGate Biotech corp. will assist EastGate with obtaining reporting issuer status in Canada. Once successfully becoming a reporting issuer in Canada, Gunpowder will then assist EastGate to listing its common shares onto a Canadian Stock Exchange.

On May 1st, 2017, the Company issued 1,000,000 warrant shares at exercise price of $0.05 per share to two consultants.

On May 5th 2017, the Company issued 5,000,000 shares of common stock to one consultant as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On May 6th, 2017, the Company issued 500,000 warrants at exercise price of $0.01 per share to one consultant

On May 9, 2017, EastGate Biotech Corp. entered into a Settlement Agreement with Northbridge Financial, Inc., whereby Northbridge acquired liabilities of the Company in the amount of $724,108.50, which was owed by the Company to third parties related to debts related to the Company’s outstanding liabilities. The Company and Northbridge then entered into an Order Granting Approval of the Settlement Agreement, and Northbridge converted the Debt pursuant to a 3(a)(10) exemption.

On May 10th, 2017, the Company issued 1,000,000 warrants at exercise price of $0.01 per share to one consultant.

On May 18th 2017, the Company issued 250,,000 shares of common stock to two consultant as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering

On June 21st, 2017, the Company issued 500,000,000 shares of common stock to President and CFO as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On June 21st 2017, the Company issued 83, 33,333 shares of common stock to various consultants as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering

On July 7th 2017, the Company issued 4,000,000 shares of common stock to one consultant as part of his compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On July 24th, 2017, the Company issued 600,000 Preferred shares with conversion of 10-1 to common shares, The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 5th 2017, the Company issued 8,000,000 shares of common stock to one consultant as part of his compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 11th 2017, the Company issued 5,000,000 shares of common stock to one consultant as part of his compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On December 7th , 2017 the Company entered into a Convertible Promissory Note with Marc Liechtung in the amount of $75,000.00 USD. The Promissory Note is convertible into the Company's Preferred Stock at a price of $0.01 and is due after 6 months after issuance and redeemable after 60 days. Also, under the terms of the Promissory Note the investor will receive 2.5 million warrants at conversion price of $0.02 with a warrant expiry date of December 7th 2018

On January 8th 2018, the Company issued 5,000,000 shares of common stock to two consultant as part of their compensation. The issuance of these securities was deemed to be exempt from the registration requirements for the securities act for 1933, as amended by virtue of sections 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On or about May 3, 2017, the Board of Directors, upon the recommendation of the Company’s management and after discussions with the Company’s then current independent registered public accounting firm, Sadler, Gibb & Associates, LLC (“Sadler”), concluded the quarterly financial statements for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016 (collectively, the “Non-Reliance Periods”) as previously issued should no longer be relied upon and will be restated (the “Non-Reliance Determination”).

The Company made the Non-Reliance Determination because the quarterly financial statements had been filed without review by Sadler.

Item 9A. Controls and Procedures.

Evaluation of Disclosures and Procedures

The Company filed its financial statements for the quarters ended March 31st, June 30th and September 30th, 2016 without auditor review. As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Anna Gluskin	62	Director, Chief Executive Officer
Rose Perri	49	Director, President, Secretary and Treasurer

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

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current officers or directors of are acting on behalf of, or will act at the direction of any other person. However, two former directors, Geoff Williams and Nancy Ah Chong, agreed to tender their resignations as directors and officers at such time as the balance of $50,000 due to Williams Investment Company under the Acquisition Agreement was paid. Accordingly, on March 14, 2014 the board of directors accepted their resignations. Effective March 14, 2014, Brian Lukian was appointed as Secretary to replace Ms. Ah Chong. Ms. Hasanagic resigned as our President on January 15, 2016 and remained a director until March 17th, 2017. Ms. Perri was appointed President on January 15, 2015. Mr. Lukian resigned as our CFO, Secretary, Treasurer and director on April 12, 2016. Ms. Perri was appointed Secretary and Treasurer on July 7, 2016.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2016.

Board Leadership Structure and Risk Oversight

Currently the Company does not have any Audit or compensation committees. The leadership of the executive officers is structured so that it is led by an executive Chairman, Anna Gluskin. The executive officers believes that at this point in the Company’s development, it is in the best interest of the Company for Ms. Gluskin to serve as Chairman of the Board and as Chief Executive Officer.

The entire executive officers are responsible for oversight of our Company’s risk management process. The executive officers reviews the compensation programs of the Company to make sure economic incentives are tied to the long-term interests of the stockholders. The Company believes that innovation and the building of long-term stockholder value are impossible without taking risks. We recognize that imprudent acceptance of risk and the failure to identify risks could be a detriment to stockholder value. The executive officers of the Company are responsible for assessing these risks on a day-to-day basis and for how to best identify, manage and mitigate significant risks that the Company may face.

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

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees but plan to do so during the fiscal year ending December 31, 2018.

Item 11. Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as the company is in a better financial position and will strive to have the business opportunity provide their remuneration. As of December 31, 2016 and 2015, we recorded compensation expense as follows:

60

	2016	2015
Name and Title	Amount	Amount
Anna Gluskin, CEO	$300,000	$424,550
Rose Perri, President	$250,000	$285,750
Mirjana Hasanagic, former President (1) (3)	$7,250	$259,750
Brian Lukian, former CFO(2)	$72,917	$285,750

_____________

(1) Resigned January 15, 2016.

(2) Resigned April 12, 2016.

(3) Resigned from Directorship March 17, 2017

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Eastgate Biotech Corp., 2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4, unless otherwise indicated. As of January 31, 2018, there were 936,805,508 shares of our common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
5% Stockholders
Anna Gluskin (2)	287,406,224	30.68%
Rose Perri (3)	283,904,424	30.31%

Directors and Officers
Anna Gluskin (2)	287,406,224	30.68%
Rose Perri (3)	283,904,424	30.31%
All Directors and Officers as a group (3 persons)	561,313,648	60.99%
_____________

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of January 31, 2018. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes 2,251,750 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

(3)	Includes 10,000 share issued to TGT Investment group corp owned by Rose Perri. and 1,896,875 shares of common stock issuable upon the exercise of warrants and 1,250,000 options that are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

On October 23, 2012, our CEO Ms. Gluskin loaned $100,000 to the company pursuant to the terms of a demand promissory note agreement. The note is unsecured, carries interest at the rate of 5% per annum and is payable on demand. The company will use the proceeds from the loan to conduct its general business operations until additional funding can be arranged, of which there can be no assurance. The largest principal amount outstanding since inception during the period ended December 31, 2016 was $100,000 and no payment of principal or interest has been made on the note. As of December 31, 2016, accrued interest on the note was $21,274.

From the year ended December 31, 2010 through December 31, 2016, the company recorded loans from shareholders, amounts due to shareholders for expenses paid on its behalf by shareholders, as notes payable - related parties on its balance sheet. The notes bear interest of 10% per annum, are unsecured and due and payable upon demand. As of December 31, 2016 the notes payable - related parties was $1,633,222, including the $100,000 note to Ms. Gluskin and the following:

•	$9,590, plus $22,967 of accrued interest, payable to TGT Investment Management Inc., a private corporation controlled by Rose Perri, our President and a principal stockholder.(originally payable to William Investment Company);

•	$4,600, plus $2,214 of accrued interest, payable to Anna Gluskin, our CEO and a principal stockholder;

•	$1,060,927, plus $235,169 of accrued interest, payable to Angara Enterprises – a private corporation controlled by Anna Gluskin, our CEO and a principal stockholder;

•	$268,747, plus $11,096 of accrued interest, payable to NanoEssential, Inc., a private corporation deemed to be controlled by our Vice President Mirjana Hasanagic and Ms. Gluskin; and

•	$189,358 plus $40,222 of accrued interest, payable to TGT Investment Management Inc., a private corporation controlled by Rose Perri, our President and a principal stockholder.

The amounts shown above represent the largest principal amount outstanding during fiscal 2016 and no payment of principal or interest was made during the period. It should be noted that the accrued interest currently payable to TGT Investment Management Inc is greater that the principal amount. This is due to the $50,000 repayment to Williams Investment in May 2012 being applied to the principal amount only, which would decrease future interest expense incurred on the payable.

As of December 31, 2015 the notes payable - related parties was $1,006,391, with accrued interest of $182,845 and as set forth below:

•	$100,000, plus $16,260 of accrued interest, payable to Anna Gluskin per the October 23, 2012 note;

•	$9,590, plus $22,005 of accrued interest, payable to William Investment Company;

•	$4,600, plus $1,752 of accrued interest, payable to Anna Gluskin;

•	$854,153, plus $140,089 of accrued interest, payable to Angara Enterprises;

•	$268,747, plus $84,148 of accrued interest, payable to NanoEssential, Inc; and

•	$71,495 plus $28,544 of accrued interest, payable to TGT Investment Management Inc.

On July 1, 2012, the company entered into a lease agreement for office space owned by Rose Perri. The lease has a term of 60 months, with an expiration date of June 30, 2017, and specifies a monthly rate of approximately $3,200. The lease requires minimum lease payments of approximately $210,000 over the term of the lease. During fiscal year ended December 31, 2016 the company recorded an expense of $31,719 in connection with this lease.

On October 1, 2012, the company entered into a lease agreement for laboratory and office space through the assignment of an existing lease by NanoEssential, Inc. The lease has a term of 57 months, with an expiration date of May 31, 2017, and specifies a monthly rate of approximately $4,988 for 2012, $5,344 for 2013, and $5,700 for 2014 through 2017. The lease requires minimum lease payments of approximately $175,988 over the term of the lease. During fiscal years ended December 31, 2016 and December 31, 2015, the company paid $50,131 and $52,001, respectively, in connection with this lease. Mirjana Hasanagic, former President and a current director of the Company, previously served as President of NanoEssential, Inc. from 2009 to 2012 and Ms. Gluskin our CEO is deemed in control of NanoEssential.

In 2014, the Company entered into a Patent Assignment Agreement with two affiliated shareholders (“the Affiliates”) related to four patent applications that are part of some of the Company’s R&D activities. On October 14, 2016, the Company amended the Patent Assignment Agreement (“the Amendment”) to expire on March 1, 2017 and to include additional specific financial and performance milestones that both the Company and Affiliates have to follow. To date, the company had continued to pay for patent maintenance fees and patent action files. In addition, as of October 14, 2016 the Company owed $376,400 to the Affiliates (approximately $170,000 of which was owed as of December 31, 2015 and has been recorded in Accrued liabilities related party on the balance sheet). The Amendment altered the terms of repayment of the $376,400 to bear 10% annual interest and to be paid monthly over 48 months starting January 1, 2017.

Item 14. Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

Our auditors, Anthon and Chia LLP, billed us $67,775 for professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings for the fiscal year ending December 31, 2016. Our previous auditors, Sadler, Gibb & Associates, billed us $23,000 for professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings for the fiscal year ending December 31, 2015.

Audit Related Fees

For the years ended December 31, 2016 and 2015, there were no fees billed for assurance and related services by our Auditors Anton and Chia LLP and former auditors Sadler, Gibb & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2016 and 2015, no fees were billed by our Auditors Anton and Chia,LLP and former auditors Sadler, Gibb & Associates for tax compliance, tax advice and tax planning.

All Other Fees

There were no other aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant beside the services reported.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit No.	Exhibit Name

2.1	Patent Acquisition Agreement (1)
2.2	First Addendum to Patent Acquisition Agreement (1)
3.1	Articles of Incorporation and Certificates of Amendments (4)
3.3	Bylaws (9)
3.4	Certificates of Amendment filed March 8, 2002 (6)
3.5	Certificates of Amendment filed November 14, 2006 (6)
3.6	Certificates of Amendment filed October 24, 2007 (6)
3.7	Certificates of Amendment filed August 3, 2009 (6)
3.8	Certificates of Amendment filed November 10, 2011(6)
3.9	Restated Articles of Incorporation filed August 15, 2013 (7)
3.10	Certificate of Amendment to Restated Articles of Incorporation filed November 20, 2014 (10)
3.11	Certificate of Amendment to Restated Articles of Incorporation filed February 22, 2018 (14)
10.1	Agreement for Private Label & Custom Manufacturing (3)
10.3	Demand Promissory Note Issued to Anna Gluskin (4)
10.4	Securities Purchase Agreement with Anna Gluskin (4)
10.5	Agreement for distribution of products with Mediq Denmark A/S (6)
10.6	Lease Agreement between Nano Essentials, Inc. and Ogen Investments, Inc.(7)
10.7	Assignment of Lease Agreement between Nano Essentials and Eastagate Pharmaceuticals, Inc. (5)
10.8	Description of Verbal Agreement Concerning Related Party Debt to Anna Gluskin (6)
10.9	Description of Verbal Agreement Concerning Related Party Debt to Williams Investment Company (6)
10.10	2014 Equity Incentive Plan (8)
10.11	Finder’s Fee/Non-Disclosure/Non-Circumvention Agreement with Chardan Capital Markets LLC (9)
10.12	Form of Warrant issued to investors and officers, directors, employees and consultants (9)
10.13	Form of Subscription Agreement used in March and June 2014 Private Placements (9)
10.14	License Agreement with Purine Pharma LLC (11)
10.15	Lease Agreement with Rose Perri(12)
10.16	Assignment Agreement dated October 28, , 2014*
10.17	Reorganization Settlement Agreement dated October 14, 2016*
21.1	Subsidiaries (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

________________

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

(9) Previously filed as an exhibit to Form S-1 on July 1, 2014.

(10) Previously filed as an exhibit to Form 8-K on November 26, 2014.

(11) Previously filed as an exhibit to Form 10-Q on November 14, 2014.

(12) Previously filed as an exhibit to Form 10-K on March 31, 2015.

(13) Previously filed as an exhibit to Form 8-K on December 12, 2015.

(14) Previously filed as an exhibit to form 8-K on February 22, 2018

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

Dated: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANNA GLUSKIN	Chief Executive Officer and Chairman	February 28, 2018
Anna Gluskin	(Principal Executive Officer)

/S/ ROSE PERRI	President and Treasurer	February 28, 2018
Rose Perri	(Principal Financial Officer and
Principal Accounting Officer)

