Form 10-Q
period 2017-03-31
EASTGATE BIOTECH CORP
filed 2018-08-17
CIK 1099574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 000-52886

EASTGATE BIOTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0639378
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

2203-65 Harbour Square, Toronto, Ontario, Canada M5J 2L4
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:  647-692-0652

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 974,305,508 as August 16, 2018.

EASTGATE BIOTECH CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of March 31, 2017, and December 31, 2016 (unaudited)	F-1
		Consolidated statements of operations for the three months ended March 31, 2017 and 2016 (unaudited)	F-2
		Consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (unaudited)	F-3
		Notes to consolidated financial statements (unaudited)	F-4 to F-9
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	18-19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Mine Safety Disclosures	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18
	SIGNATURES		19

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•

the uncertainty that we will not be able to successfully execute our business plan;

•

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

•

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

•

other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017, are not necessarily indicative of the results that can be expected for the full year.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Eastgate” mean Eastgate Biotech, Corp., a Nevada corporation, and its’ wholly-owned subsidiary, Eastgate Pharmaceuticals, Inc., a Canadian corporation.

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$ 9,348	$ -
Total current assets	9,348	-

Fixed and intangible assets:
Fixed and intangible assets, net	-	-

Other assets:
Total other assets	-	-

Total assets	$ 9,348	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$ -	$ 32,787
Accounts payable and accrued expenses	423,705	279,688
Accrued interest	18,000	-
Accrued liabilities related party	2,100,055	2,095,891
Deferred revenue	93,326	92,516
Deferred rent	633	627
Capital lease obligation	10,368	10,368
Notes payable	70,403	-
Accrued interest - related party	472,836	432,943
Notes payable - related party	1,704,785	1,633,222
Total current liabilities	4,894,110	4,578,042

Long-term liabilities:
Capital lease obligation	40,024	40,024
Total long-term liabilities	40,024	40,024

Total liabilities	4,934,134	4,618,066

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock - $0.00001 par value; authorized - 50,000,000 shares; issued and outstanding -0- and -0-, at March 31, 2017 and December 31, 2017 respectively	-	-
Common Stock - $0.00001 par value; 450,000,000 shares authorize; issued and outstanding 322,872,175 and 309,522,175 shares, respectively	3,262	3,096
Additional paid-in capital	10,626,491	9,970,127
Other comprehensive income	28,563	39,702
Accumulated deficit	(15,583,102)	(14,630,991)
Total stockholders' deficit	(4,924,786)	(4,618,066)

Total liabilities and stockholders' deficit	$ 9,348	$ -

See accompanying notes to the financial statements
F-1

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016

Revenues	$ -	$ -

Cost of Sales
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses:
Professional fees	42,667	2,636
Research and development	175,990	138,641
General and administrative	635,941	1,032,220
Marketing and selling	60,090	70,281
Total operating expenses	914,688	1,243,778

Loss from operations	(914,688)	(1,243,778)

Other (Expense):
Interest expense	(37,424)	(35,336)
Loss from Impairment of Assets	-	(184,402)
Total other (expense)	(37,424)	(219,738)

Net loss applicable to common stock holders	$ (952,111)	$ (1,463,516)

Per share data
Net loss per share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	318,069,953	298,300,747

Net Loss	(952,111)	(1,463,516)
Other Comprehensive Income (Loss) - foreign currency translation	11,139	(15,623)
Comprehensive Loss	(940,972)	(1,479,139)

See accompanying notes to the financial statements
F-2

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
		(Restated)
Cash flows from operating activities:
Net loss	$ (952,111)	$ (1,463,516)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid on the Company's behalf by related party	-	(611)
Common stock issued for services	191,030	753,480
Stock based compensation	465,500	-
Loss from impairment of assets	-	184,402
Changes in operating asset and liability account balances:
Accrued liabilities related party	4,164	398,021
Reserve for recoverable taxes	-	(7,382)
Deferred rent	6	(368)
Deferred revenue	810	1,085
Prepaid asset	-	14,595
Accrued interest	57,893	31,918
Accounts payable and accrued expenses	111,229	(15,126)
Total adjustments	830,632	1,360,013

Net cash used in operating activities	(121,479)	(103,503)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment of capital lease obligation	-	(1,973)
Proceeds from related party notes payable	71,563	94,077
Proceeds from notes payable	70,403	-
Net cash provided by financing activities	141,966	92,104

Net increase (decrease) in cash	20,487	(11,399)

Effect of foreign currency translation adjustments	(11,139)	2,972

Cash at beginning of period	-	19,241

Cash at end of period	$ 9,348	$ 10,814

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ 3,424
Cash paid for income taxes	$ -	$ -

See accompanying notes to the financial statements
F-3

Eastgate Biotech Corp. and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

 For the three months ended March 31, 2017 and 2016

1.

Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of Eastgate Biotech Corporation (the “Company,” “Eastgate,” “we,” “our” or “us”) as of March 31, 2017 and for the three-month period ended March 31, 2017 and 2016 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Consolidated Financial Statements should be read in conjunction with our consolidated financial statements as of and for the year ended December 31, 2016.

2.

Organization and Nature of Operations

Organization

Eastgate Biotech Corp. (The Company) was organized on September 8, 1999, under the laws of the State of

Nevada.

During the year ended December 31, 2012 the Company acquired Eastgate Pharmaceuticals Inc. (“EPI”), as a wholly-owned subsidiary of the Company, from our CEO, Anna Gluskin, its sole shareholder, officer, and director.   EPI is a Province of Ontario, Canada corporation.

Nature of Business

The Company is engaged in the research and development of drug delivery innovations, development of improved and novel formulations, and forms of alternative dosage delivery of existing biologically active molecules.

We are primarily engaged in the development of novel formulations of natural compounds and pharmaceutical products. We intend to accomplish this by developing our proprietary self-emulsifying drug delivery systems, predominantly forming Nano-emulsions. Although we have not finalized any pharmaceuticals products and are in the early stages of research, our goal is to be able to develop patentable and Trade Secret formulations of pharmaceutical, nutraceutical dietary supplements and consumer health products. We recently started marketing and distribution and have limited sales for some of our nutraceuticals products.

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

3.

Going Concern

These accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2017, the Company had an accumulated deficit of $15,583,102 and negative working capital of $4,884,762.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities, obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

5.

Summary of Significant Accounting Policies

a)   Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Eastgate Pharmaceuticals, Inc.  All significant inter-company transactions are eliminated.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

d)   Accounts receivable and concentration of credit risk

The Company carries no accounts receivable for the periods reported herein.  This has currently eliminated the risk of default in the collection of accounts receivable.  In addition, our concentration risk, which is evaluated on a quarterly basis is currently, virtually nil.

e)   Allowance for doubtful accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable.  The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received.  The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified.  In determining specific receivables where collections may not have been received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition.  The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates.

At March 31, 2017 and December 31, 2016, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

g)   Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2017, with the exception of its notes payable. The carrying amounts of these liabilities at September 30, 2017 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2017 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments

h)   Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i) Revenue Recognition

The Company recognizes revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or title has passed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Revenues are recognized (a) for larger construction type projects based on the percentage of completion method; or (b) for direct sales of products, upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, based on historical levels of returns and discounts, current economic trends and changes in customer demand.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

j) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

6.

Notes Payable

Notes Payable to Related Parties:

The Company owed $2,177,621 and $2,066,165 in notes and accrued interest to an officer and director at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company made no repayments of notes or accrued interest.

Notes Payable, others:

The company has notes due to unrelated parties totaling $70,403 and $0 at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company has accrued interest of $18,000 and $0, respectively.

7.

Related Party Transactions

The Company owes accrued compensation totaling $799,270 and $733,333 to two officers at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company made repayments of accrued compensation of $2,156 and $0, respectively.

As of December 31, 2016, $107,069 of the Company’s accounts payable are owed to two formerly related parties.

8.

Stockholders’ Equity

a)

Authorized

Authorized capital stock consists of:

• 450,000,000 shares of common stock with a par value of $0.00001 per share; and

•

50,000,000 preferred shares with a par value of $0.00001 per share

b) Share Issuances

During the period ended March 31, 2017, the Company issued the following common shares:

•

In January 2017, the Company issued 1,000,000 shares of common stock at an average price of $0.0318 per share (the share price at the time of issuance) to consultants who are also accredited investors.

•

In February 2017, the Company issued 8,100,000 shares of common stock at an average price of $0.0399 per share (the share price at the time of issuance) to consultants who are also accredited investors.

•

In March 2017, the Company issued 3,000,000 shares of common stock at an average price of $0.04 per share (the share price at the time of issuance) to consultants who are also accredited investors.

•

In March 2017, the Company issued 500,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

1.

Commitments and Contingencies

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its

2.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements, and below are the material recognizable subsequent events.

•

In April 2017, the Company issued 100,000 shares of common stock at the market price on the date of issue.

•

In May 2017, the Company issued 5,250,000 shares of common stock at the market price on the date of issue.

•

In June 2017, the Company issued 500,000,000 shares of common stock to its CEO and its President (250,000,000 each) at a price of $0.0001 per common shares.

•

 In June 2017, the Company issued 87,333,333 shares of common stock to its consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•

In October 2017, the Company issued 13,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•

In January 2018, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•       In July 2018, the Company issued 37,500,000 shares of common stock to consultants in exchange for their services.

•       In July 2017, the Company issued 600,000 shares of preferred stock to consultants in exchange for their services.  The shares were issued at $0.01 per share, and convert 1:1 into common shares.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview & General History

Organization

Eastgate Biotech Corp. (The Company) was organized on September 8, 1999, under the laws of the State of

Nevada, and is traded on the OTCPink exchange.

Nature of Business

The Company is engaged in the research and development of drug delivery innovations, development of improved and novel formulations, and forms of alternative dosage delivery of existing biologically active molecules.

We are primarily engaged in the development of novel formulations of natural compounds and pharmaceutical products. We intend to accomplish this by developing our proprietary self-emulsifying drug delivery systems, predominantly forming Nano-emulsions. Although we have not finalized any pharmaceuticals products and are in the early stages of research, our goal is to be able to develop patentable and Trade Secret formulations of pharmaceutical, nutraceutical dietary supplements and consumer health products. We recently started marketing and distribution and have limited sales for some of our nutraceuticals products.

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

Results of Operations for the three months ended March 31, 2017 and 2016.

Operating Revenues

In the three-month period ended March 31, 2017 and 2016, we generated $0 and $0, respectively, in revenue from the sales of drug delivery systems, natural compounds, and pharmaceutical products.

Cost of Goods Sold

In the three-month periods ended March 31, 2017 and 2016, we incurred $0 and $0, respectively, as cost of goods sold.

Gross profit (loss)

The Company did not have any gross profit (loss) in the three-month periods ended March 31, 2017 and 2016.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31,
	2017	2016
Professional fees	$ 42,667	$ 2,636
Research & development	175,990	138,641
General and administrative	635,941	1,032,220
Marketing & selling	60,090	70,281
Total	$ 914,688	$ 1,243,778

Operating expenses for the three-months ended March 31, 2017 was $914,688 and $1,243,778, respectively.  The decrease in operating expense during the three-months ended March 31, 2017 versus 2016 is primarily attributed to a decrease in general and administrative costs.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $37,424 and $35,336 during the three-months ended March 31, 2017, and 2016, respectively.  The increase in interest expense during the period ended March 31, 2017 is primarily attributable to the fact that the debt was added incrementally throughout 2017.  In addition, for the three-month period ended March 31, 2016, the Company recorded a loss from impairment of assets with no similar discontinued operations of $184,402.

Net Loss

We incurred a net loss of $952,111 and $1,463,516 for the three-months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through sales of common stock and the issuance of debt.

The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Working Capital

			Percentage
	March 31,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets	$ 9,348	$ -	-%
Current Liabilities	$ 4,894,110	$ 4,578,042	6.9%
Working Capital Deficit	$ (4,884,762)	$ (4,578,042)	6.7%

At March 31, 2017, our cash balance was $9,348 compared to $0 at December 31, 2016.  The increase in cash is attributed to proceeds of $71,563 in notes payable to a related party, and proceeds of $70,403 from other notes, all of which were used to pay operating expenses.

At March 31, 2017, we had total current liabilities of $4,894,110, compared with total current liabilities of $4,578,042 at December 31, 2016.  The increase in total liabilities is attributed to an increase in notes payable to related parties, deferred sales, and increases in accounts payable and accrued liabilities of $148,181 and accrued interest of $18,000.

At March 31, 2017, we had a working capital deficit of $4,884,762 compared with a working capital deficit of $4,578,042 at December 31, 2016.  The increase in working capital deficit is primarily due to an increase in related party loans of $71,563 and increases in accounts payable and accrued expenses which were offset by cash obtained from proceeds of common stock sales.

Cash Flows

	For the Three Months Ended		Percentage
	March 31,	March 31,	Increase
	2017	2016	(Decrease)
Cash Used in Operating Activities	$ (121,479)	$ (103,503)	(17.4) %
Cash Used in Investing Activities	-	-	-%
Cash Provided by Financing Activities	141,966	92,104	54.1%
Net Increase (decrease) in Cash	$ 20,487	$ (11,399)	279.7%

Cash flow from Operating Activities

During the three months ended March 31, 2017, we used $121,479 of cash in operating activities compared to the use of $103,503 of cash for operating activities during the three months ended March 31, 2016.  The increase in the use of cash for operating activities was mainly attributed to positive cash flow adjustments of 830,632 to our 2017 period net loss of $952,111, which were less than the positive cash flow adjustments of $1,360,013 to our 2016 period loss of $1,463,516.

Cash flow from Investing Activities

During the three months ended March 31, 2017 and 2016, we used $0 in investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2017 and 2016, we received net proceeds of $141,966 and $92,104, respectively from financing activities.  The increase in proceeds from financing activities is mainly attributed to $70,403 in proceeds from notes payable which were not present in the 2016 period, offset by proceeds from notes payable related parties of $71,563 in the 2017 period compared to $94,077 in the 2016 period.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2017, the Company had an accumulated deficit of $15,583,102 and negative working capital of $4,884,762.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We intend to continue to rely on loans from related parties and the private sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Our significant accounting policies are more fully described in Note 5 to our unaudited consolidated financial statements included in this Quarterly Report.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, management evaluated whether any change in our internal control over financial reporting during the period then ended had taken place.  Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2017, the Company issued 1,000,000 shares of common stock at an average price of $0.0318 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In February 2017, the Company issued 8,100,000 shares of common stock at an average price of $0.0399 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In March 2017, the Company issued 3,000,000 shares of common stock at an average price of $0.04 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In March 2017, the Company issued 500,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In April 2017, the Company issued 100,000 shares of common stock at the market price on the date of issue.

In May 2017, the Company issued 5,250,000 shares of common stock at the market price on the date of issue.

In June 2017, the Company issued 500,000,000 shares of common stock to its CEO and its President (250,000,000 shares each) at a price of $0.0001 per common shares.

In June 2017, the Company issued 87,333,333 shares of common stock to its consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In October 2017, the Company issued 13,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In January 2018, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In July 2018, the Company issued 37,500,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In July 2017, the Company issued 600,000 shares of preferred stock to consultants in exchange for their services.  The shares were issued at $0.01 per share, and convert 1:1 into common shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

In April 2017, the Company issued 100,000 shares of common stock at the market price on the date of issue.

In May 2017, the Company issued 5,250,000 shares of common stock at the market price on the date of issue.

In June 2017, the Company issued 500,000,000 shares of common stock to its CEO and its President (250,000,000 shares each) at a price of $0.0001 per common shares.

In June 2017, the Company issued 87,333,333 shares of common stock to its consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In October 2017, the Company issued 13,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In January 2018, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In July 2018, the Company issued 37,500,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In July 2017, the Company issued 600,000 shares of preferred stock to consultants in exchange for their services.  The shares were issued at $0.01 per share, and convert 1:1 into common shares.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Accounting pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTGATE BIOTECH CORP.

By:  /s/ Anna Gluskin

Name: Anna Gluskin

Title: Chief Executive Officer

(Principal Executive Officer)

Date:      August 16, 2018

By:  /s/ Rose Perri

Name: Rose Perri

Title: President and Treasurer

(Principal Financial and Accounting Officer)

Date:      August 16, 2018