Form 10-Q/A
period 2017-03-31
EASTGATE BIOTECH CORP
filed 2018-08-17
CIK 1099574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 of Eastgate Biotech Corp. (the "Company", "we" or "us"), filed withe the U.S. Securities and Exchange Commission (the "SEC") on May 15, 2017, which was inadvertently submitted with several exhibit attachments missing, specifically the Interactive Data files (XBRL files).

No other changes have been made to the Form 10-Q.  This Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q, and does not modify or amend the Form 10-Q except as specifically described in this explanatory note.  Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

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