Form 10-Q
period 2017-06-30
EASTGATE BIOTECH CORP
filed 2018-12-18
CIK 1099574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,062,195,708 as December 14, 2018.

EASTGATE BIOTECH CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of June 30, 2017, and December 31, 2016 (unaudited)	3
		Consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	4
		Consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (unaudited)	5
		Notes to consolidated financial statements (unaudited)	7-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	18-19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Mine Safety Disclosures	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18
	SIGNATURES		19

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

Our unaudited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017, are not necessarily indicative of the results that can be expected for the full year.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Eastgate” mean Eastgate Biotech, Corp., a Nevada corporation, and its’ wholly-owned subsidiaries, Eastgate Pharmaceuticals, Inc., a Canadian corporation, and Omni Surgery and Skin Rejuvination Inc., a Canadian corporation.

EASTGATE BIOTECH CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$ 78,576	$ -
Accounts receivable – other	868,272	-
Total current assets	946,848	-

Fixed and intangible assets:
Fixed and intangible assets, net	845,102	-

Other assets:
Total other assets	-	-

Total assets	$ 1,791,950	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$ -	$ 32,787
Accounts payable and accrued expenses	462,437	279,688
Accrued interest	54,894	-
Accrued liabilities related party	2,391,150	2,095,891
Deferred revenue	94,841	92,516
Deferred rent	-	627
Capital lease obligation	23,650	10,368
Notes payable	707,632	-
Accrued interest - related party	429,209	432,943
Notes payable - related party	1,652,628	1,633,222
Total current liabilities	5,816,441	4,578,042

Long-term liabilities:
Capital lease obligation	-	40,024
Total long-term liabilities	-	40,024

Total liabilities	5,816,441	4,618,066

Commitments and contingencies	-	-

Stockholders' deficit
Preferred A stock - $0.00001 par value; authorized - 50,000,000 shares; issued and outstanding 20,000,000 and -0- shares, respectively	200	-
Common Stock - $0.00001 par value; 450,000,000 shares authorize; issued and outstanding 1,136,695,708 and 309,522,175 shares, respectively	11,367	3,096
Additional paid-in capital	12,203,510	9,970,127
Other comprehensive income	58,357	39,702
Accumulated deficit	(16,297,925)	(14,630,991)
Total stockholders' deficit	(4,024,491)	(4,618,066)

Total liabilities and stockholders' deficit	$ 1,791,950	$ -

See accompanying notes to the financial statements
F-1

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$ 114,500	$ -	$ 114,500	$ -

Cost of Sales
Cost of goods and services	56,926	-	56,926	-

Gross profit	57,574	-	57,574	-

Operating expenses:
Professional fees	39,373	1,669	82,040	4,305
Research and development	94,440	126,873	270,430	265,514
General and administrative	318,577	231,815	954,518	1,264,035
Marketing and selling	77,651	69,659	137,741	139,940
Total operating expenses	530,041	430,016	1,444,729	1,673,794

Loss from operations	(472,467)	(430,016)	(1,387,155)	(1,673,794)

Other (Expense):
Interest expense	(217,108)	(41,402)	(254,532)	(76,738)
Loss from Impairment of Assets	(25,247)	-	(25,247)	(184,402)
Total other (expense)	(242,355)	(41,402)	(279,779)	(261,140)

Net loss applicable to common stock holders	$ (714,822)	$ (471,418)	$ (1,666,934)	$ (1,934,934)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.002)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	574,213,464	306,272,175	448,651,067	302,286,461

Net Loss	(714,822)	(471,418)	(1,666,934)	(1,934,934)
Other Comprehensive Gain (Loss) - foreign currency translation	7,516	1,483	18,655	(14,140)
Comprehensive Loss	(707,306)	(469,935)	(1,648,279)	(1,949,074)

See accompanying notes to the financial statements
F-2

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$ (1,666,934)	$ (1,934,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on the Company's behalf by related party	-	(611)
Common stock issued for services	545,929	753,480
Loss from impairment of assets	-	184,402
Changes in operating asset and liability account balances:
Accounts receivable - other	(23,272)	-
Accrued liabilities related party	656,259	398,021
Reserve for recoverable taxes	-	(7,382)
Deferred rent	(627)	(368)
Deferred revenue	2,325	1,085
Prepaid asset	-	14,595
Accrued interest	51,160	31,918
Accounts payable and accrued expenses	182,647	(15,126)
Total adjustments	1,414,421	1,360,013

Net cash used in operating activities	(252,513)	(574,921)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment of capital lease obligation	(26,742)	(1,973)
Proceeds from related party notes payable	19,406	94,077
Proceeds from notes payable	160,632	-
Proceeds from sale of common stock	191,925	-
Bank overdraft	(32,787)	-
Net cash provided by financing activities	312,434	92,104

Net increase (decrease) in cash	59,921	(482,817)

Effect of foreign currency translation adjustments	18,655	2,972

Cash at beginning of period	-	19,241

Cash at end of period	$ 78,576	$ -

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ 3,424
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$ -	$ -
Common stock issued for services	$ 209,850	$ -
Payment made by 3(a)10 firm to noteholders on Company's behalf	$ 298,000	$ -
Assets taken over and liabilities assumed from Omni	$ 845,000	$ -

See accompanying notes to the financial statements
F-3

Eastgate Biotech Corp. and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

 For the six months ended June 30, 2017 and 2016

1.     Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of Eastgate Biotech Corporation (the “Company,” “Eastgate,” “we,” “our” or “us”) as of June 30, 2017 and for the six-month periods ended June 30, 2017 and 2016 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

On March 31, 2017, the Company acquired Omni Age Management and Surgery Center (“Omni”) as a wholly-owned subsidiary of the Company.  The Company acquired the name and operating assets of Omni from a creditor who had foreclosed on Omni in a bankruptcy proceeding.

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

3.     Going Concern

These accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company had an accumulated deficit of $16,297,925 and negative working capital of $4,869,593.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities, obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At June 30, 2017 and December 31, 2016, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

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

Cash is considered to be highly liquid and easily tradable as of June 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

6.     Notes Payable

Notes Payable to Related Parties:

The Company owed $2,081,837 and $2,066,165 in notes and accrued interest to an officer and director at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company made no repayments of notes or accrued interest.

Notes Payable, others:

The Company has notes due to unrelated parties totaling $160,632 and $0 at June 30, 2017 and December 31, 2016, respectively.

As part of the acquisition of Omni, the Company acquired a note due to a former shareholder of Omni in the amount of $845,000.  As of June 30, 2017, the Company had converted approximately $298,000 of the note into common stock.

At June 30, 2017 and December 31, 2016, the Company has accrued interest of $54,894 and $0, respectively.

7.     Related Party Transactions

The Company owes accrued compensation totaling $2,391,150 and $2,095,891 to two officers at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company made repayments of accrued compensation of $361,000 and $0, respectively.

As of December 31, 2016, $107,069 of the Company’s accounts payable are owed to two formerly related parties.

8.     Income Taxes

Deferred income tax assets as of December 31, 2016 of $3,126,500 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

	June 30, 2017	December 31, 2016
Income tax benefit at Federal statutory rate of 21%	$ (350,056)	$ (625,269)
State Income tax benefit, net of Federal effect	(83,347)	(148,874)
Permanent and other differences	141,942	215,474

Change in valuation allowance	(291,461)	558,669
Total	$ -	$ -

Components of deferred tax assets were approximately as follows:

	June 30, 2017	December 31, 201
Net operating loss	$ 3,417,700	$ 3,126,500
Asset impairment	-	-
Reserves and other deferred tax attributes	-	-
Valuation allowance	(3,417,700)	(3,126,500)
Total	$ -	$ -

At June 30, 2017, the Company has available net operating losses of approximately $13,145,000 which may be carried forward to apply against future taxable income. These losses will expire in 2035. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012, 2013, and 2014 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2015 filing.

 As a result of stock issuances in 2017 and 2016, the future utilization of the Company’s net operating losses is likely limited pursuant to Internal Revenue Code section 382.  The deferred tax asset derived from these tax loss carry-forwards have been included in consolidated deferred tax assets - net operating loss carry-forwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

9.     Stockholders’ Equity

a)

Authorized

Authorized capital stock consists of:

• 450,000,000 shares of common stock with a par value of $0.00001 per share; and

•

50,000,000 preferred shares with a par value of $0.00001 per share

b) Share Issuances

During the period ended June 30, 2017, the Company issued the following common shares:

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

•

In April 2017, the Company issued 55,000,000 shares of common stock at an average price of $0.0057 per share to a firm resolving debt of the Company under a 3(a)10 filing.

•

In April 2017, the Company issued 100,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

•

In May 2017, the Company issued 89,973,200 shares of common stock at an average price of $0.0023 per share to a firm resolving debt of the Company under a 3(a)10 filing.

•

In May 2017, the Company issued 5,250,000 shares of common stock at an average price of $0.0019 per share (the share price at the time of issuance) to consultants who are also accredited investors.

•

In June 2017, the Company issued 48,267,000 shares of common stock at an average price of $0.0011 per share to a firm resolving debt of the Company under a 3(a)10 filing.

•

In June 2017, the Company issued 562,333,333 shares of common stock at an average price of $0.0002 per share (the share price at the time of issuance) to consultants who are also accredited investors.

•

In June 2017, the Company issued 25,000,000 shares of common stock at an average price of $0.0018 per share (the share price at the time of issuance) to a debt holder who also is an accredited investor.

10.     Commitments and Contingencies

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business.

11.    Acquisition of Assets of ‘Omni Surgery and Skin Rejuvenation’

On March 31, 2017, Eastgate Biotech entered into a series of transactions to acquire the assets of Omni Surgery and Skin Rejuvenation (“Omni”) a Saskatchewan corporation.

Omni was in default on various notes to banks and lenders, one of which William Abajian (“Abajian”) had a security interest in the equipment of the company in support of a loan in the amount of $845,000.  Abajian foreclosed on the assets.  Subsequently, Eastgate acquired the foreclosed assets of Omni from Abajian in exchange for the assumption of the $845,000 note, and simultaneously, the acquisition from Abajian and a second shareholder, 99% of the equity in Omni.

Eastgate entered into a second agreement with Abajian to directly acquire his $845,000 note and security interest in the assets in exchange for the issuance of 20,000,000 common shares of Eastgate.  Abajian can redeem the shares back to the Company in amounts not to exceed 2.0 million shares per year.  In addition, Abajian holds a security interest to the 99% equity interest Eastgate holds in Omni until such time as his Eastgate shares are fully redeemed.  As of the date of this filing, the balance due to Abajian is $547,000.

12.    Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements, and below are the material recognizable subsequent events.

•

In October 2017, the Company issued 13,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•

In June 2017, the Company issued 15,000,000 shares of common stock at an average price of $0.0003 per share to a firm resolving debt of the Company under a 3(a)10 filing.

•

In June 2017, the Company issued 562,333,333 shares of common stock at an average price of $0.0002 per share (the share price at the time of issuance) to consultants who are also accredited investors.

•

In January 2018, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•

In April 2018, the Company issued 7,500,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•

In June 2018, the Company issued 275,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•

In July 2018, the Company issued 42,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

•

In August 2018, the Company issued 555,000,000 shares of common stock to employees in payment of accrued pay and as bonuses for their services.  The shares were issued at the market price on the date of issuance.

•

In September 2018, the Company issued 9,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price of $0.009 per share.

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

Results of Operations for the six months ended June 30, 2017 and 2016.

Operating Revenues

In the six-month period ended June 30, 2017 and 2016, we generated $114,500 and $0, respectively, in revenue from the sales of the newly acquired Omni Aging and Surgery Center from the sale of products and services.

Cost of Goods Sold
In the six-month periods ended June 30, 2017 and 2016, we incurred $56,926 and $0, respectively, as cost of services sold.

Gross profit (loss)

In the six-month periods ended June 30, 2017 and 2016, the Company had gross profit of $57,574 and a loss of $-0-, respectively.

Operating Expenses

Our operating expenses for the three and six-month periods ended June 30, 2017 and 2016 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Professional fees	$ 39,373	$ 1,669	$ 82,040	$ 4,305
Research & development	94,440	126,873	270,430	265,514
General and administrative	318,577	231,815	954,518	1,264,035
Marketing & selling	77,651	69,659	137,741	139,940
Total	$ 530,041	$ 430,016	$ 1,444,729	$ 1,673,794

 Operating expenses for the six-months ended June 30, 2017 and 2016 was $1,444,729 and $1,673,794, respectively.  The decrease in operating expense during the six-months ended June 30, 2017 versus 2016 is primarily attributed to a decrease in general and administrative costs offset by an increase in professional fees.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $254,532 and $76,738 during the six-months ended June 30, 2017, and 2016, respectively.  The increase in interest expense during the period ended June 30, 2017 is primarily attributable to the fact that the debt was added incrementally throughout 2017.  In addition, for the six-month period ended June 30, 2016, the Company recorded a loss from impairment of assets with no similar discontinued operations of $184,402.

Net Loss

We incurred a net loss of $1,666,934 and $1,934,934 for the six-months periods ended June 30, 2017 and 2016, respectively.

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

Working Capital

Percentage
	June 30,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets	$ 946,848	$ -	- %
Current Liabilities	$ 5,816,441	$ 4,578,042	27.1%
Working Capital Deficit	$ (4,869,593)	$ (4,578,042)	6.4%

At June 30, 2017, our cash balance was $78,576 compared to $0 at December 31, 2016.  The increase in cash is attributed to proceeds of $19,406 in notes payable to a related party, and proceeds of $160,632 from other notes, all of which were used to pay operating expenses.

At June 30, 2017, we had total current liabilities of $5,816,441, compared with total current liabilities of $4,578,042 at December 31, 2016.  The increase in total liabilities is attributed to an increase in notes payable to related parties, deferred sales, and increases in accounts payable and accrued liabilities of $182,647 and accrued interest of $51,160.

At June 30, 2017, we had a working capital deficit of $4,869,593 compared with a working capital deficit of $4,578,042 at December 31, 2016.  The increase in working capital deficit is primarily due to an increase in related party loans of $19,406 and increases in accounts payable and accrued expenses which were offset by cash obtained from proceeds of common stock sales.

Cash Flows

	For the Six Months Ended		Percentage
	June 30,	June 30,	Increase
	2017	2016	(Decrease)
Cash Used in Operating Activities	$ (252,513)	$ (574,921)	(56.1) %
Cash Used in Investing Activities	-	-	- %
Cash Provided by Financing Activities	312,434	92,104	239.2%
Net Increase (decrease) in Cash	$ 59,921	$ (482,817)	112.4%

Cash flow from Operating Activities

During the six months ended June 30, 2017, we used $252,513 of cash in operating activities compared to the use of $574,921 of cash for operating activities during the six months ended June 30, 2016.  The decrease in the use of cash for operating activities was mainly attributed to an increase in the positive cash flow adjustments of 1,414,421 to our 2017 period net loss of $1,666,934, which were more than the positive cash flow adjustments of $1,360,013 to our 2016 period loss of $1,934,934.

Cash flow from Investing Activities

During the six months ended June 30, 2017 and 2016, we used $0 in investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2017 and 2016, we received net proceeds of $312,434 and $92,104, respectively from financing activities.  The increase in proceeds from financing activities is mainly attributed to $160,632 in proceeds from notes payable and $191,925 in sale of common stock versus $-0- in the 2016 period, offset by proceeds from notes payable related parties of $19,406 in the 2017 period compared to $94,077 in the 2016 period.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company had an accumulated deficit of $16,297,925 and negative working capital of $4,869,593.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, management evaluated whether any change in our internal control over financial reporting during the period then ended had taken place.  Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

In April 2017, the Company issued 55,000,000 shares of common stock at an average price of $0.0057 per share to a firm resolving debt of the Company under a 3(a)10 filing.

In April 2017, the Company issued 100,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In May 2017, the Company issued 89,973,200 shares of common stock at an average price of $0.0023 per share to a firm resolving debt of the Company under a 3(a)10 filing.

In May 2017, the Company issued 5,250,000 shares of common stock at an average price of $0.0019 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In June 2017, the Company issued 48,267,000 shares of common stock at an average price of $0.0011 per share to a firm resolving debt of the Company under a 3(a)10 filing.

In June 2017, the Company issued 562,333,333 shares of common stock at an average price of $0.0002 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In June 2017, the Company issued 25,000,000 shares of common stock at an average price of $0.0018 per share (the share price at the time of issuance) to a debt holder who also is an accredited investor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

In October 2017, the Company issued 13,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In June 2017, the Company issued 15,000,000 shares of common stock at an average price of $0.0003 per share to a firm resolving debt of the Company under a 3(a)10 filing.

In June 2017, the Company issued 562,333,333 shares of common stock at an average price of $0.0002 per share (the share price at the time of issuance) to consultants who are also accredited investors.

In January 2018, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In April 2018, the Company issued 7,500,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In June 2018, the Company issued 275,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In July 2018, the Company issued 46,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In August 2018, the Company issued 555,000,000 shares of common stock to employees in payment of accrued pay and as bonuses for their services.  The shares were issued at the market price on the date of issuance.

In September 2018, the Company issued 9,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at $0.009 per share.

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

Date:      December 17, 2018

By:  /s/ Rose Perri

Name: Rose Perri

Title: President and Treasurer

(Principal Financial and Accounting Officer)

Date:      December 17, 2018