Form 10-Q
period 2017-09-30
EASTGATE BIOTECH CORP
filed 2019-03-04
CIK 1099574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,057,545,708 as of February 12, 2019.

EASTGATE BIOTECH CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of September 30, 2017, and December 31, 2016 (unaudited)	3
		Consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4
		Consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (unaudited)	5
		Notes to consolidated financial statements (unaudited)	7-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	18-19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Mine Safety Disclosures	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18
	SIGNATURES		19

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

·

the uncertainty that we will not be able to successfully execute our business plan;

·

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

·

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

·

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

Our unaudited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017, are not necessarily indicative of the results that can be expected for the full year.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Eastgate” mean Eastgate Biotech, Corp., a Nevada corporation, and its’ wholly-owned subsidiary, Eastgate Pharmaceuticals, Inc., a Canadian corporation.

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$ 4,911	$ -
Accounts receivable other	28,735	-
Prepaid expenses - current	21,680	-
Inventory	112,944	-
Total current assets	168,270	-

Fixed and intangible assets:
Furniture and fixtures	9,152	-
Leasehold improvements	65,595	-
Medical and surgical equipment	768,239	-
Website	8,849	-
Total fixed and intangible assets	851,835	-
Accumulated amortization and depreciation	(150,020)	-
Fixed and intangible assets, net	701,814	-

Other assets:
Investment in subsidiaries	800,000	-
Total other assets	800,000	-

Total assets	$ 1,670,084	$ -

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Bank overdraft	$ -	$ 32,787
Accounts payable and accrued expenses	653,783	279,688
Accrued interest	52,308	-
Accrued liabilities related party	2,524,253	2,095,891
Deferred revenue	-	92,516
Deferred rent	96,014	627
Capital lease obligation	376,564	10,368
Notes payable	318,192	-
Accrued interest - related party	556,089	432,943
Notes payable - related party	2,383,798	1,633,222
Total current liabilities	6,961,001	4,578,042

Long-term liabilities:
Capital lease obligation	-	40,024
Total long-term liabilities	-	40,024

Total liabilities	6,961,001	4,618,066

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred A stock - $0.00001 par value; authorized - 50,000,000 shares; shares issued and outstanding -0- and -0-, respectively.	-	-
Common Stock - $0.00001 par value; 10,000,000,000 shares authorize; shares issued and outstanding 1,136,695,708 and 309,522,175, respectively.	11,320	3,096
Additional paid-in capital	13,218,261	9,970,127
Other comprehensive income	(121,180)	39,702
Accumulated deficit	(18,399,319)	(14,630,991)
Total stockholders' deficit	(5,290,917)	(4,618,066)

Total liabilities and stockholders' deficit	$ 1,670,084	$ -
See accompanying notes to the financial statements
F-1

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$ 23,138	$ -	$ 137,638	$ -

Cost of Sales
Cost of goods and services	92,349	-	149,275	-

Gross profit	(69,212)	-	(11,638)	-

Operating expenses:
Professional fees	70,176	19,886	152,216	24,191
Research and development	(12,046)	115,610	258,384	381,124
General and administrative	1,518,182	234,072	2,472,700	1,498,107
Marketing and selling	75,859	63,954	213,600	203,894
Loss from Impairment of Assets	25,247	-	-	184,402
Gain on extinguishment of debt	(55,759)	-	(55,759)	-
Total operating expenses	1,621,660	433,522	3,041,142	2,291,718

Loss from operations	(1,690,872)	(433,522)	(3,052,780)	(2,291,718)

Other Income / (Expense):
Interest expense	57,985	(39,778)	(196,547)	(116,516)
Total other income / (expense)	57,985	(39,778)	(196,547)	(116,516)

Net loss applicable to common stock holders	$ (1,632,887)	$ (473,300)	$ (3,249,327)	$ (2,408,234)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.002)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	1,111,741,360	306,272,175	641,858,541	303,779,292

Net Loss	(1,632,887)	(473,300)	(3,249,327)	(2,408,234)
Other Comprehensive Gain (Loss) - foreign currency translation	(172,021)	4,614	(160,882)	(9,527)
Comprehensive Loss	(1,804,907)	(468,686)	(3,410,208)	(2,417,761)

See accompanying notes to the financial statements
F-2

EASTGATE BIOTECH CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$ (3,249,327)	$ (2,408,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on the Company's behalf by related party	-	3,145
Common stock issued for services	67,570	753,480
Stock based compensation	361,000	-
Amortization and depreciation	73,695	-
Loss from impairment of assets	-	184,402
Changes in operating asset and liability account balances:
Accounts receivable	45,651	-
Accounts receivable - other	219,508	-
Accrued liabilities related party	-	1,089,378
Reserve for recoverable taxes	-	67,726
Deferred rent	-	(1,038)
Deferred revenue	2,871	70,699
Inventory	(21,635)	-
Prepaid asset	8,474	14,595
Accrued interest	175,454	102,513
Accounts payable and accrued expenses	733,692	(92,173)
Total adjustments	1,666,280	2,192,726

Net cash used in operating activities	(1,583,047)	(215,508)

Cash flows from investing activities
Purchase of equipment	(51,684)	-
Net cash used in investing activities	(51,684)	-

Cash flows from financing activities:
Payment of capital lease obligation	(85,948)	(8,995)
Proceeds from related party notes payable	1,214,930	198,087
Proceeds from notes payable	430,928	-
Proceeds from sale of common stock	120,000	-
Bank overdraft	(58,923)	-
Net cash provided by financing activities	1,620,987	189,092

Net increase (decrease) in cash	(13,744)	(26,416)

Effect of foreign currency translation adjustments	18,655	7,175

Cash at beginning of period	-	19,241

Cash at end of period	$ 4,911	$ -

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ 10,429

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued for services	$ 285,170	$ -
Payment made by 3(a)10 firm to noteholders on Company's behalf	$ 406,109	$ -
Assets taken over and liabilities assumed from Omni	$ 1,645,000	$ -

See accompanying notes to the financial statements
F-3

Eastgate Biotech Corp. and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

 For the nine months ended September 30, 2017 and 2016

1.

Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of Eastgate Biotech Corporation (the “Company,” “Eastgate,” “we,” “our” or “us”) as of September 30, 2017 and for the nine-month periods ended September 30, 2017 and 2016 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

On March 31, 2017, the Company acquired Omni Age Management and Surgery Center (“Omni”) as a wholly-owned subsidiary of the Company.  The Company acquired the corporation, name and operating assets of Omni from a creditor who had foreclosed on Omni in a bankruptcy proceeding.

Nature of Business

The Company is engaged in the research and development of drug delivery innovations, development of improved and novel formulations, and forms of alternative dosage delivery of existing biologically active molecules.

We are primarily engaged in the development of novel formulations of natural compounds and pharmaceutical products. We intend to accomplish this by developing our proprietary self-emulsifying drug delivery systems, predominantly forming Nano-emulsions. Although we have not finalized any pharmaceuticals products and are in the early stages of research, our goal is to be able to develop patentable and Trade Secret formulations of pharmaceutical, nutraceutical dietary supplements and consumer health products. We recently started marketing and distribution and have limited sales for some of our nutraceutical’s products.

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

3.

Going Concern

These accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2017, the Company had an accumulated deficit of $18,399,319 and negative working capital of $6,792,731.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities, obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 2017 and December 31, 2016, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

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

Cash is considered to be highly liquid and easily tradable as of September 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

6.

Notes Payable

Notes Payable to Related Parties:

The Company owed $2,939,887 and $2,066,165 in notes and accrued interest to an officer and director at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company made no repayments of related party notes or accrued interest.

Notes Payable, others:

The Company has notes due to unrelated parties totaling $318,192 and $0 at September 30, 2017 and December 31, 2016, respectively.

As part of the acquisition of Omni, the Company acquired a note due to a former shareholder of Omni in the amount of $845,000.  As of September 30, 2017, the Company had converted approximately $298,000 of the note into common stock.

At September 30, 2017 and December 31, 2016, the Company has accrued interest of $52,308 and $0, respectively.

7.

Related Party Transactions

The Company owes accrued compensation totaling $2,524,253 and $2,095,891 to two officers at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company made repayments of accrued compensation of $361,000 and $0, respectively.

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

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

	September 30, 2017	December 31, 2016
Income tax benefit at Federal statutory rate of 21%	$ (716,144)	$ (625,269)
State Income tax benefit, net of Federal effect	(170,510)	(148,874)
Permanent and other differences	93,305	215,474

Change in valuation allowance	793,349	558,669
Total	$ -	$ -

Components of deferred tax assets were approximately as follows:

	September 30, 2017	December 31, 201
Net operating loss	$ 3,919,849	$ 3,126,500
Asset impairment	-	-
Reserves and other deferred tax attributes	-	-
Valuation allowance	(3,919,849)	(3,126,500)
Total	$ -	$ -

At September 30, 2017, the Company has available net operating losses of approximately $15,075,000 which may be carried forward to apply against future taxable income. These losses will expire in 2035. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012, 2013, and 2014 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2015 and 2016 filings.  With the completion of the delinquent filings, the Company intends to bring all tax filings up to date.

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

9.   Stockholders’ Equity

a)

Authorized

Authorized capital stock consists of:

· 10,000,000,000 shares of common stock with a par value of $0.00001 per share; and

·

50,000,000 preferred shares with a par value of $0.00001 per share

b) Share Issuances

During the period ended September 30, 2017, the Company issued the following common shares:

·

In January 2017, the Company issued 1,000,000 shares of common stock at an average price of $0.0318 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In February 2017, the Company issued 8,100,000 shares of common stock at an average price of $0.0399 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In March 2017, the Company issued 3,000,000 shares of common stock at an average price of $0.04 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In March 2017, the Company issued a total of 4,000,000 shares of common stock to three research consultants (2.0 million, 1.0 million and 1.0 million shares each) at an average price of $0.04 per share (the share price at the time of issuance) for research and development work.

·

In March 2017, the Company issued 500,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In April 2017, the Company issued 55,000,000 shares of common stock at an average price of $0.0057 per share to a firm resolving debt of the Company under a 3(a)10 filing.

·

In April 2017, the Company issued 20,000,000 shares of common stock at an average price of $0.04 per share (the share price at the time of issuance) to acquire Omni Age Management and Surgery Center.

·

In April 2017, the Company issued 100,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In May 2017, the Company issued 89,973,200 shares of common stock at an average price of $0.0023 per share to a firm resolving debt of the Company under a 3(a)10 filing.

·

In May 2017, the Company issued 5,250,000 shares of common stock at an average price of $0.0019 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In June 2017, the Company issued 48,267,000 shares of common stock at an average price of $0.0011 per share to a firm resolving debt of the Company under a 3(a)10 filing.

·

In June 2017, the Company issued 507,000,000 shares of common stock at an average price of $0.00001 per share (the share price at the time of issuance) in exchange for compensation.

·    In June 2017, the Company issued 25,000,000 shares of common stock at an average price of $0.0018 per share (the share price at the time of issuance) to a debt holder who also is an accredited investor.

·

In June 2017, the Company issued a total of 32,000,000 shares of common stock to three research consultants (12.0 million, 10.0 million and 10.0 million shares each) at an average price of $0.0018 per share (the share price at the time of issuance) for research and development work.

·

In June 2017, the Company issued 19,333,333 shares of common stock at an average price of $0.0018 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In July 2017, the Company issued 4,000,000 shares of common stock at an average price of $0.002 per share (the share price at the time of issuance) to consultants who are also accredited investors.

10.

Commitments and Contingencies

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its earnings.

12.

Acquisition of Assets of ‘Omni Surgery and Skin Rejuvenation’

On March 31, 2017, Eastgate Biotech entered into a series of transactions to acquire the assets of Omni Surgery and Skin Rejuvenation (“Omni”) a Saskatchewan corporation.

Omni was in default on various notes to banks and lenders, one of which William Abajian (“Abajian”) had a security interest in the equipment of the company in support of a loan in the amount of $845,000.  Abajian foreclosed on the Company.  Subsequently, Eastgate acquired a ninety-nine percent (99%) equity interest in Omni from Abajian and a second shareholder in exchange for the acquisition of the $845,000 note, and issuance of 20,000,000 common shares of Eastgate Biotech Corp.  simultaneously,

Abajian can redeem the shares back to the Company in amounts not to exceed 2.0 million shares per year.  In addition, Abajian holds a security interest to the 99% equity interest Eastgate holds in Omni until such time as his Eastgate shares are fully redeemed.  As of the date of this filing, the balance due to Abajian is $547,000.

3.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements, and below are the material recognizable subsequent events.

·

In October 2017, the Company issued 8,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at $0.001 per share.

·

In October 2017, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at $0.0013 per share.

·    In November 2017,the Company issued 15,000,000 shares of common stock at an average price of $0.0003 per share to a firm resolving debt of the Company under a 3(a)10 filing.

·

In January 2018, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

·

In April 2018, the Company issued 7,500,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

·

In June 2018, the Company issued 275,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

·

In July 2018, the Company issued 12,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

·

In August 2018, the Company issued 555,000,000 shares of common stock to employees in payment of accrued payroll.  The shares were issued at $0.0001 per share.

·

In August 2018, the Company issued 50,000,000 shares of common stock to a consultant in exchange for their services.  The shares were issued at the market price on the date of issuance.

·

In September 2018, the Company issued 9,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price of $0.009 per share.

·

In September 2018, the Company issued 30,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

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

Results of Operations for the nine months ended September 30, 2017 and 2016.

Operating Revenues

In the nine-month period ended September 30, 2017 and 2016, we generated $137,638 and $0, respectively, in revenue from the sales of the newly acquired Omni Aging and Surgery Center from the sale of products and services.

Cost of Goods Sold

In the nine-month periods ended September 30, 2017 and 2016, we incurred $149,275 and $0, respectively, as cost of services sold.

Gross profit (loss)

In the nine-month periods ended September 30, 2017 and 2016, the Company had gross loss of $11,638 and a loss of $-0-, respectively.

Operating Expenses

Our operating expenses for the three and nine-month periods ended September 30, 2017 and 2016 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Professional fees	$ 70,176	$ 19,886	$ 152,216	$ 24,191
Research & development	(12,046)	115,610	258,384	381,124
General and administrative	1,518,182	234,072	2,472,700	1,498,107
Marketing & selling	75,859	63,954	213,600	203,894
Loss from Impairment of Assets	25,247	-	-
Gain on extinguishment of debt	(55,759)	-	(55,759)	-
Total	$ 1,621,660	$ 433,522	$ 3,041,142	$ 2,291,718

 Operating expenses for the nine-months ended September 30, 2017 and 2016 was $3,041,142 and $2,291,718, respectively.  The increase in operating expense during the nine-months ended September 30, 2017 versus 2016 is primarily attributed to an increase in general and administrative costs and professional fees.   In addition, for the nine-month period ended September 30, 2016, the Company recorded a loss from impairment of assets with no similar discontinued operations of $184,402 and for the nine-month period ended September 2017, the Company recorded a gain on extinguishment of debt of $55,759.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $196,547 and $116,516 during the nine-months ended September 30, 2017, and 2016, respectively.  The increase in interest expense during the period ended September 30, 2017 is primarily attributable to the fact that debt was added incrementally throughout 2017.

Net Loss

We incurred a net loss of $3,249,327 and $2,408,234 for the nine-months periods ended September 30, 2017 and 2016, respectively.

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

Working Capital

Percentage
	September 30,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets	$ 168,270	$ -	- %
Current Liabilities	$ 6,961,001	$ 4,578,042	52.1%
Working Capital Deficit	$ (6,792,731)	$ (4,578,042)	48.4%

At September 30, 2017, our cash balance was $4,911 compared to $0 at December 31, 2016.  The increase in cash is attributed to proceeds of $1,214,930 in notes payable to a related party, proceeds of $430,928 from other notes, and proceeds from sale of common stock of $120,000, all of which were used to pay operating expenses.

At September 30, 2017, we had total current liabilities of $6,961,000, compared with total current liabilities of $4,578,042 at December 31, 2016.  The increase in total liabilities is attributed to an increase in notes payable to related parties of $1,214,930, deferred sales of $2,871, and increases in accounts payable and accrued liabilities of $733,692 and accrued interest of $175,454.

At September 30, 2017, we had a working capital deficit of $6,792,731 compared with a working capital deficit of $4,578,042 at December 31, 2016.  The increase in working capital deficit is primarily due to an increase in related party loans and increases in accounts payable and accrued expenses which were offset by cash obtained from proceeds of common stock sales.

Cash Flows

	For the Nine Months Ended		Percentage
	September 30,	September 30,	Increase
	2017	2016	(Decrease)
Cash Used in Operating Activities	$ (1,583,047)	$ (1,048,221)	51.0%
Cash Used in Investing Activities	(51,684)	-	- %
Cash Provided by Financing Activities	1,620,987	92,104	1,659.9%
Net Increase (decrease) in Cash	$ (13,744)	$ (956,117)	(98.6) %

Cash flow from Operating Activities

During the nine months ended September 30, 2017, we used $1,583,047 of cash in operating activities compared to the use of $1,048,221 of cash for operating activities during the nine months ended September 30, 2016.  The increase in the use of cash for operating activities was mainly attributed to an increase in the positive cash flow adjustments of $1,666,280 to our 2017 period net loss of $3,249,327, which were more than the positive cash flow adjustments of $1,360,013 to our 2016 period loss of $2,408,234.

Cash flow from Investing Activities

During the nine months ended September 30, 2017 and 2016, we used $51,684 and $0 in investing activities, respectively.

Cash flow from Financing Activities

During the nine months ended September 30, 2017 and 2016, we received net proceeds of $1,620,987 and $92,104, respectively from financing activities.  The increase in proceeds from financing activities is mainly attributed to $430,928 in proceeds from notes payable and $120,000 in sale of common stock versus $-0- in the 2016 period, and proceeds from notes payable related parties of $1,214,930 in the 2017 period compared to $94,077 in the 2016 period.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2017, the Company had an accumulated deficit of $18,399,319 and negative working capital of $6,792,731.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, management evaluated whether any change in our internal control over financial reporting during the period then ended had taken place.  Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

·

In January 2017, the Company issued 1,000,000 shares of common stock at an average price of $0.0318 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In February 2017, the Company issued 8,100,000 shares of common stock at an average price of $0.0399 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In March 2017, the Company issued 3,000,000 shares of common stock at an average price of $0.04 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In March 2017, the Company issued a total of 4,000,000 shares of common stock to three research consultants (2.0 million, 1.0 million and 1.0 million shares each) at an average price of $0.04 per share (the share price at the time of issuance) for research and development work.

·

In March 2017, the Company issued 500,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In April 2017, the Company issued 55,000,000 shares of common stock at an average price of $0.0057 per share to a firm resolving debt of the Company under a 3(a)10 filing.

·

In April 2017, the Company issued 20,000,000 shares of common stock at an average price of $0.04 per share (the share price at the time of issuance) to acquire Omni Age Management and Surgery Center.

·

In April 2017, the Company issued 100,000 shares of common stock at an average price of $0.043 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In May 2017, the Company issued 89,973,200 shares of common stock at an average price of $0.0023 per share to a firm resolving debt of the Company under a 3(a)10 filing.

·

In May 2017, the Company issued 5,250,000 shares of common stock at an average price of $0.0019 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In June 2017, the Company issued 48,267,000 shares of common stock at an average price of $0.0011 per share to a firm resolving debt of the Company under a 3(a)10 filing.

·

In June 2017, the Company issued 507,000,000 shares of common stock at an average price of $0.00001 per share (the share price at the time of issuance) in exchange for compensation.

·

In June 2017, the Company issued 25,000,000 shares of common stock at an average price of $0.0018 per share (the share price at the time of issuance) to a debt holder who also is an accredited investor.

·    In June 2017, the Company issued a total of 32,000,000 shares of common stock to three research consultants (12.0 million, 10.0 million and 10.0 million shares each) at an average price of $0.0018 per share (the share price at the time of issuance) for research and development work.

·

In June 2017, the Company issued 19,333,333 shares of common stock at an average price of $0.0018 per share (the share price at the time of issuance) to consultants who are also accredited investors.

·

In July 2017, the Company issued 4,000,000 shares of common stock at an average price of $0.002 per share (the share price at the time of issuance) to consultants who are also accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

In October 2017, the Company issued 8,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at $0.001 per share.

In October 2017, the Company issued 5,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at $0.0013 per share.

In November 2017, the Company issued 15,000,000 shares of common stock at an average price of $0.0003 per share to a firm resolving debt of the Company under a 3(a)10 filing.

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

In July 2018, the Company issued 12,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

In August 2018, the Company issued 555,000,000 shares of common stock to employees in payment of accrued payroll.  The shares were issued at $0.0001 per share.

In August 2018, the Company issued 50,000,000 shares of common stock to a consultant in exchange for their services.  The shares were issued at the market price on the date of issuance.

In September 2018, the Company issued 9,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price of $0.009 per share.

In September 2018, the Company issued 30,000,000 shares of common stock to consultants in exchange for their services.  The shares were issued at the market price on the date of issuance.

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

Date:      March 4, 2019

By:  /s/ Rose Perri

Name: Rose Perri

Title: President and Treasurer

(Principal Financial and Accounting Officer)

Date:      March 4, 2019